Form 10-K
period 2006-08-26
American Achievement Group Holding Corp.; AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2006-11-22
CIK 1373768, 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 26, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file numbers 333-137067, 333-121479, and 333-84294
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE DELAWARE DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-4833998 20-1854833 13-4126506 (I.R.S. Employer Identification Number)
7211 CIRCLE S ROAD
AUSTIN, TEXAS 78745
(Address of Principal Executive Offices) (Zip Code)
Registrants’ Telephone Number, Including Area Code: (512) 444-0571
     Securities registered pursuant to Section 12(b) of the Act: None.
     Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
     Indicate by check mark if the registrant American Achievement Group Holding Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐
     Indicate by check mark if the registrant AAC Group Holding Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐
     Indicate by check mark if the registrant American Achievement Corporation is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☐    No ☑.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether any of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.
     Number of shares of American Achievement Group Holding Corp outstanding as of August 26, 2006: 505,460 shares of common stock.
     Number of shares of AAC Group Holding Corp. outstanding as of August 26, 2006: 100 shares of common stock.
     Number of shares of American Achievement Corporation outstanding as of August 26, 2006: 100 shares of common stock.
     This Form 10-K is a combined annual report being filed separately by three registrants: American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp., and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to American Achievement Group Holding Corp., and AAC Group Holding Corp. together with American Achievement Corporation.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 26, 2006
INDEX
Explanatory Note
This combined Form 10-K is separately filed by American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.
Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp., and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to American Achievement Group Holding Corp., and AAC Group Holding Corp. together with American Achievement Corporation.

PART I
Item 1. Business
Registrants
     American Achievement Group Holding Corp. (“Parent Holdings”) was formed in May 2006 and owns 100% of the shares of common stock of AAC Group Holding Corp. (“Intermediate Holdings”). Intermediate Holdings, formed in November 2004, owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of American Achievement Corporation (“AAC”). Intermediate Holdings conducts all of its business through AAC Holding Corp. and AAC and its subsidiaries. Parent Holdings conducts all of its business through Intermediate Holdings, AAC Holding Corp. and AAC and its subsidiaries.
General
     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our segment, described as “other,” consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings and commercial printing.
Company Background
     Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of Educational Communications, Inc. (“ECI”), which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.
     On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012. As a result of the Merger, we have reflected pre-Merger periods (“Predecessor”) for results of operations through March 25, 2004 and post-Merger periods (“Successor”) for results of operations subsequent to March 25, 2004 in our consolidated financial information and statements. In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and as a result, AAC Holding Corp. became a wholly owned subsidiary of Intermediate Holdings.
     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012, generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders.
     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Intermediate Holdings sold shares of its mandatory redeemable series A preferred stock. In connection with this transaction, Intermediate Holdings issued the investor 7,500 shares of the mandatory redeemable series A preferred stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the mandatory redeemable series A preferred stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings.

     On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, American Achievement Group Holding Corp., to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of common stock of Intermediate Holdings contributed each of their shares of such stock then held to Parent Holdings in exchange for a new share of common stock of Parent Holdings and each holder of series A redeemable preferred stock of Intermediate Holdings contributed each of their shares of such stock then held to the Parent Holdings in exchange for a new share of series A redeemable preferred stock of Parent Holdings. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.
     On June 12, 2006, Parent Holdings issued $150.0 million principal amount of 12.75% senior PIK notes due October 1, 2012. The net proceeds of this offering were used to pay a $140.5 million dividend to the stockholders of Parent Holdings. The 12.75% senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries.
     Other than these debt obligations, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Parent Holdings and Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC, Intermediate Holdings and Parent Holdings are treated as entities under common control.
Products
     Class Rings. We believe that we are the second largest provider of high school class rings and the largest provider of college class rings. We represent approximately 35% of the class ring market and sell class rings to students at over 5,500 junior high schools, high schools, colleges and universities. We believe that we are also the leading supplier of high school class rings to retail stores. Our class rings are sold under the ArtCarved, Balfour, Keystone, Master Class Rings and R. Johns brand names. For most of the schools that we serve, we are the sole on-campus class ring supplier. Our independent sales representatives operate under contracts with us and coordinate ring design, promotion and order processing. We offer over 100 styles of highly personalized class rings with more than 400 designs, and have an inventory of over 650,000 unique proprietary ring dies.
     Yearbooks. We believe we are a leading provider of yearbooks. We represent approximately 12% of the yearbook market and sell yearbooks to students at over 7,280 schools. All of our yearbooks are sold under the Taylor Publishing brand name. We typically enter into one-year contracts with schools, although some of our contracts are multi-year agreements. Our independent sales representatives operate under contracts with us and develop strong relationships with schools as they assist students and faculty advisors throughout the design process and provide technical and marketing support. We have made major advances in yearbook systems and design. Most recently, we believe we were the first yearbook provider to fully integrate digital technology throughout our production process, which has led to increased output speed and enhanced print quality.
     Graduation Products. We offer a full array of graduation products to high school and college students through our network of independent class ring sales representatives, as well as through college bookstores. Our graduation product line includes personalized graduation announcements, name cards, thank you notes, diplomas, mini diplomas, diploma covers, certificates, appreciation gifts, graduation soft goods and other fine paper accessory items. In addition to our fine paper accessories, we also offer caps and gowns. All of our graduation products are sold under the ArtCarved and Balfour brand names.
     Achievement Publications. We believe that we are the leading provider of academic achievement directories. Our publications recognize the achievements of top high school and college students, as well as the nation’s most inspiring high school teachers. We currently publish five achievement publications, including Who’s Who Among American High School Students, Who’s Who Among American High School Students—Sports Edition, The National Dean’s List, Who’s Who Among America’s Teachers and The Chancellor’s List. We believe that each of our publications is the leading publication in its respective market.
     Recognition and Affinity Jewelry. Our recognition and affinity jewelry products include products that commemorate accomplishments within organizations and associations, celebrations of family events, such as the birth of a child, and fan affinity jewelry. We also provide sports championship jewelry for professional and collegiate teams and have produced many World Series, Super Bowl, Stanley Cup and National Collegiate Championship rings. Our licensed consumer sports jewelry and professional sports championship jewelry are marketed under the Balfour Sports and the Balfour and Keepsake brand names, respectively. We market our personalized family jewelry under the Celebrations of Life, Generations of Love and Namesake brand names.
Our Product Business Segments
     Our product business segments consist of five principal categories: Class Rings, Yearbooks, Graduation Products, Achievement Publications and Other. Sales for these segments for the most recent three fiscal years were:

($ in thousands)	Fiscal Year Ended
Segment	2006	2005	2004(1)

Class Rings	$119,451	$119,658	$122,525
Yearbooks	114,883	112,432	111,345
Graduation Products	43,940	40,018	39,666
Achievement Publications	20,974	20,110	19,956
Other	21,662	21,570	20,579

Total	$320,910	$313,788	$314,071

(1)	Fiscal year ended 2004 represents the combined periods of August 31, 2003 to March 25, 2004 (date of the Merger) and March 26, 2004 to August 28, 2004.
     The table below sets forth our principal product lines, various brand names, and the distribution channels through which we sell our products.

Product Lines	Brand Names	Distribution Channel
High School Class Rings:	ArtCarved	Independent jewelry stores
Jewelry chains
	Balfour	On-campus
	Keystone Class Rings	Mass merchandisers
	Master Class Rings	Mass merchandisers
	R. Johns	Mass merchandisers
Independent jewelry stores

College Class Rings:	ArtCarved	College bookstores
	Balfour	College bookstores
Direct marketing

Yearbooks:	Taylor Publishing	On-campus

High School Graduation Products:	Balfour	On-campus

College Graduation Products:	ArtCarved	College bookstores
	Balfour	Direct marketing
College bookstores

Achievement Publications:	Who’s Who	Direct marketing
	The National Dean’s List	Direct marketing

Affinity Group Jewelry:	Keepsake	Direct marketing
	R. Johns	Direct marketing
	Balfour	Direct marketing

Personalized Fashion Jewelry:	Celebrations of Life	Independent jewelry stores
Jewelry chains
	Generations of Love	Mass merchandisers
	Namesake	Mass merchandisers

Fan Affinity Sports Jewelry:	Balfour Sports	Mass merchandisers
Catalogues

Professional Sports Championship Jewelry:	Balfour	Direct marketing

Commercial Printing:	Taylor Publishing	Direct sales force

Class Rings
     We manufacture class rings for high school, college and university students and, to a lesser extent, junior high school students. Our rings are marketed under various brand names, including ArtCarved and Balfour. Our ArtCarved and Balfour brand names have been known in the market place for over 65 years and 92 years, respectively. During fiscal 2006, we sold rings to students at over 5,500 junior high schools, high schools, colleges and universities. In addition, we believe that we had the leading market share in class ring sales through retail stores during that same period. We believe we are the second largest provider of high school class rings and the largest provider of college class rings. Our school retention rates have averaged in excess of 84% for high school class rings over the past three years.
     We offer over 100 styles of class rings ranging from traditional to highly stylish and fashion-oriented designs. Our rings are available in precious or nonprecious metal, and most are available with a choice of more than 50 different types of stones in each of several different cuts. More than 400 designs can be placed on or under the stone and emblems of over 100 activities, sports or achievements can appear on the side of the rings in addition to school crests and mascots. As a result, students can design highly personalized rings to commemorate their school experiences.
     We custom manufacture each ring. We maintain an inventory of more than 650,000 unique proprietary ring dies that would be expensive and time consuming to replicate. The production process takes approximately two to eight weeks from receipt of the customer’s order to product shipment, depending on style, option selections and new or custom tooling requirements. We use computer aided design software to quickly and cost-effectively convert new custom designs such as school seals, mascots and activities into physical tools capable of producing rings in large quantities. Rings are produced only upon receipt of a customer order and deposit, which reduces our credit risk. Class ring products contributed 37%, 38%, and 39% of our net sales in the fiscal years ended 2006, 2005 and 2004, respectively.
Yearbooks
     We sell yearbooks primarily to high school and college students. We also publish yearbooks for elementary and junior high schools, as well as specialty military yearbooks, which, for example, commemorate naval tours of duty at sea. During fiscal 2006, we sold yearbooks to over 7,280 schools. We believe we accounted for approximately 12% of the yearbook market during fiscal 2006 and were a leading yearbook publisher. Our school retention rates for yearbooks have averaged in excess of 84% over the past three years.
     We publish yearbooks in our own facilities. Since 1993, we have made significant expenditures on proprietary software and hardware to support electronic platforms for creating, transmitting and managing yearbook production and printing technology. We also offer full production support for off-the-shelf desktop publishing tools. In the last four fiscal years we have upgraded our printing presses and fully integrated digital technology throughout our production process to, among other things, increase the speed of output and automatically monitor ink flow and control color composition. The foregoing technology upgrades and enhancements have enabled us to reduce manufacturing costs and improve on-time delivery, performance and print quality. Yearbook products contributed 36% of our net sales in each of the fiscal years ended 2006, 2005 and 2004.
Graduation Products
     Graduation products include personalized graduation announcements, name cards, thank-you notes, diplomas, mini diplomas, diploma covers, certificates, appreciation gifts, graduation soft goods and other fine paper accessory items. All of our graduation products are personalized to some degree and have short production runs and cycles. We manufacture these products at our own facilities and distribute them through our independent high school class ring sales representatives and college bookstores. As part of our graduation product line, we also offer caps and gowns for high school and college students.
     We recently enhanced our college website to enable students and their parents to order graduation products online. We believe that, over time, this will increase sales of our graduation products and, in particular, personalized college announcements that include a student’s name, degree and other personal information in the text of the announcement. We also intend to leverage our existing channels of distribution and, in particular, our presence in college bookstores, to further increase sales of these products. Graduation products contributed 14%, 13%, and 13% of our net sales in the years ended 2006, 2005, and 2004, respectively.

Achievement Publications
     We produce the following five achievement publications:
•	Who’s Who Among American High School Students. First published in 1967, this annual publication is the largest academic achievement publication in the nation honoring high-achieving high school students. The 1st edition recognized approximately 13,000 students from approximately 4,000 high schools. The most recent 40th published edition honors approximately 368,000 students, from freshmen through seniors. Nominees represent over 15,000 of the nation’s 23,000 private, public and parochial high schools on the basis of academic achievement, class rank and extracurricular activities.

•	Who’s Who Among American High School Students—Sports Edition. Introduced in 2002, this annual publication, which recognizes high-achieving high school athletes, represented 50% of its market in 2003. The most recent fifth edition of this publication honors approximately 35,000 students from 7,100 high schools.

•	The National Dean’s List. First published in 1978, this publication is the largest annual recognition publication in the nation honoring exceptional college students. The 1st edition recognized over 25,000 students from approximately 700 universities. The most recent 29th published edition honors almost 158,000 high-achieving students, representing in excess of 2,800 colleges and universities throughout the country.

•	Who’s Who Among America’s Teachers. First published in 1990, this publication pays tribute to the country’s most inspiring teachers, who are nominated for inclusion by current or former “Who’s Who” honorees. The 10th edition was published in 2006 and honored over 156,000 outstanding teachers.

•	The Chancellor’s List. First published in 2005, this publication provides recognition for the positive academic achievements of qualified graduate level students. The inaugural edition recognized over 30,000 students from approximately 700 universities. The 2nd edition was published in 2006.
     We also sell related products, including plaques, certificates, gold and silver pins and charms, mugs, key chains and paper weights, which commemorate a student’s or teacher’s inclusion in one of our achievement publications. The primary customer base for our achievement publications and related products are the students and teachers featured in the publications and their families. We have an established network of nomination sources that we utilize to identify students and teachers for recognition. Students and teachers are not required to purchase publications in order to be included in them. Printing for our achievement publications is outsourced. Achievement publication products contributed 7%, 6%, and 6% of our net sales in the years ended 2006, 2005, and 2004, respectively.
Other
     Our other products are primarily recognition and affinity jewelry, which consist of the following product categories:
•	Affinity Group Jewelry. Affinity group jewelry is sold to members of large groups and associations. The jewelry features emblems of, and otherwise commemorates accomplishments within, the group. For example, through our Keepsake brand, we provide affinity ring awards to the United States Bowling Congress, including recognition rings for bowlers who score a perfect “300” game. Through our Balfour brand, we provide affinity rings to military personnel that recognize affiliation and completion of specialized training ranging from basic training to special forces.

•	Personalized Fashion Jewelry. Our personalized fashion jewelry products include rings commemorating children’s birth dates, which feature a level of personalization, such as birthstones and names, that distinguishes us from our competitors. We also sell other personalized jewelry, such as necklaces and bracelets, designed to commemorate family events. We started our personalized fashion jewelry business in fiscal 1997 and, by the end of fiscal 2006, had grown this business to $11.7 million in net sales by leveraging our existing distribution channels. We provide personalized family jewelry under our Celebrations of Life, Generations of Love and Namesake brand names.

•	Fan Affinity Sports Jewelry. We produce a variety of sports team affiliation products. For example, we manufacture Balfour Sports brand National Football League rings, pendants, paperweights and coasters reflecting team logos, mascots and colors.

•	Professional Sports Championship Jewelry. We provide sports championship jewelry for professional teams and their members and have, for example, produced several World Series, Super Bowl and Stanley Cup rings, including all of the rings for the New York Yankees’ 26 championships, as well as the 2006 Carolina Hurricanes championship ring. We provide sports championship jewelry under the Balfour brand.

•	Commercial Printing. We provide a variety of printing products for the commercial market. We provide these products under the Taylor Publishing brand.
Sales and Marketing
     We have approximately 215 independent high school class ring and approximately 200 independent yearbook sales representatives, with average tenures with our company of approximately 13 and 10 years, respectively. We also have approximately 32 employee college class ring sales representatives and a number of part-time employees. We compensate our independent sales representatives on a commission basis. Most independent sales representatives also receive a monthly draw against commissions earned, although all expenses, including promotional materials made available by us, are the responsibility of the representative. Our independent sales representatives operate under exclusive contracts that include non-compete arrangements. Employee sales representatives receive a combination of salary and sales incentives.
     At the high school level, class rings are sold through two distribution channels: independent sales representatives selling directly to students and retail stores, which include independent jewelry stores, jewelry chains and mass merchandisers. Our high school class rings are sold by approximately 5,400 independent jewelry retailers, many of the nation’s largest jewelry chains, including, Zales, Gordons, and Sterling, and approximately 5,900 mass merchandisers, including Wal-Mart, JC Penney, and K-Mart. We sell different brands and product lines in retail stores in order to enable them to differentiate their products from those sold by us directly to students at schools. College rings are sold primarily through college bookstores and colleges by our employee sales representatives. Historically, college bookstores have been owned and operated by academic institutions. Over the last several years, an increasing number of college bookstores have been leased to contract operators, primarily Barnes and Noble Bookstores and Follett Corporation, with whom we have longstanding relationships. Decisions to include our products are typically made on a national basis by each bookstore operator.
     Yearbooks are produced under an exclusive contract with each school for the academic year and are sold directly to students by the school. Under the terms of the contract, the school agrees to pay us a base price for producing the yearbook. This price typically increases between order receipt and production as a result of enhancements to the contract specifications, such as additional color pages. Our independent yearbook sales representatives call on schools at the contract stage. Thereafter, they coordinate between the school’s yearbook committee and our customer service and plant employees to ensure satisfactory quality and service.
     Graduation products are sold directly to students through our network of independent high school class ring sales representatives and in college bookstores and colleges through our network of employee and independent sales representatives. Achievement publications are sold through direct marketing. Other affinity products are sold through a variety of distribution channels, including team stores, catalogs and retail stores. These products are sold to wholesale accounts through employee sales representatives.
Intellectual Property
     We have trademarks, patents and licenses that in the aggregate are an important part of our business. However, we do not regard our business as being materially dependent upon any single trademark, patent or license. We have trademark registration applications pending and intend to pursue other registrations as appropriate to establish and preserve our intellectual property rights.
     We market our products under many trademarked brand names, some of which rank among the most recognized and respected names in jewelry and publications. Generally, a trademark registration will remain in effect so long as the trademark remains in use by the registered holder and any required renewals are obtained. We own several patented ring designs and business process patents. We also have non-exclusive licensing arrangements with the National Football League and numerous colleges and universities under which we have the right to use the name and other trademarks and logos of such entities on our products.
     The following marks are registered pursuant to applicable intellectual property laws and are the property of AAC or its subsidiaries: “ArtCarved,” “Balfour,” “Class Rings, Ltd,” “Keystone,” “Master Class Rings,” “R. Johns,”

“Keepsake,” “Who’s Who,” “The National Dean’s List,” “Celebrations of Life,” “Generations of Love,” “Namesake,” and the various logos related to the foregoing brands.
Competition
     The class rings, yearbooks and graduation products market is highly concentrated and consists primarily of a few large national participants. Our principal competitors in the class ring market are Jostens, Inc. and Herff Jones, Inc., which compete with us nationally across all product lines. Our principal competitors in the yearbook and graduation products markets are Jostens, Herff Jones and Walsworth Publishing Company. All competitors in the scholastic products market compete primarily on the basis of quality, marketing and customer service and, to a lesser extent, price.
     We have limited competition for our student achievement publications, as only a small percentage of the high school and college students included in our publications are also included in the publications of our competitors. We have no direct competition in the teacher recognition market. Our affinity group jewelry products, fan affinity sports jewelry and products and our professional sports championship jewelry businesses compete with Jostens and, to a lesser extent, with various other companies. Our personalized fashion jewelry products compete mainly with smaller regional companies. We compete with our affinity product competitors primarily on the basis of quality, marketing, customer service and price.
Raw Material and Suppliers
     Numerous raw materials are used in the manufacture of our products. Gold, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Our raw materials are purchased from multiple suppliers at market prices, except that we purchase substantially all synthetic and semi-precious stones from a single supplier who we believe supplies substantially all of these types of stones to almost all of the class ring manufacturers in the United States. Synthetic and semi-precious stones are available from other suppliers, although switching to these suppliers could result in additional costs to us.
     We periodically reset our prices to reflect the then current prices of raw materials. In addition, we engage in various hedging transactions to reduce the effects of fluctuations in the price of gold. We also negotiate paper prices on an annual basis so that we are able to estimate yearbook costs with greater certainty.
Seasonality
     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The majority of our achievement publications are shipped in August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.
     As a result of the foregoing, we have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.
Backlog
     Because of the nature of our business, all orders (except yearbooks) are generally filled between two and eight weeks after the time of placement. We enter into yearbook contracts several months prior to delivery. While yearbook base prices are established at the time of order, final prices are often not calculated at that time since the content typically changes prior to publication. We estimate (calculated on the basis of the base price of yearbooks ordered) that the backlog of orders related to continuing operations was approximately $102.5 million as of August 26, 2006, almost exclusively related to student yearbooks. We expect substantially all of this backlog to be filled in fiscal 2007.
Employees
     Given the seasonality of our business, the size of our employee base fluctuates throughout the year, with the number typically being highest during September through May and lowest from June to August. As of August 26, 2006, we had approximately 1,840 employees. We believe that our employee relations are good.

     Some of our production employees are represented by unions. Hourly production and maintenance employees located at our Austin, Texas manufacturing facility are represented by the United Brotherhood of Carpenters and Joiners Union. The United Brotherhood of Carpenters and Joiners Union signed a collective bargaining agreement that will expire in May of 2009. Some hourly production employees at our Dallas facility are represented by the Graphics Communication International Union. We have two collective bargaining agreements in place with the Graphics Communication International Union. One agreement expires in July 2009 and the other in February 2007.
Item 1A. Risk Factors
     The Company’s consolidated financial results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Annual Report on Form 10-K.
Risks Related to Our Business
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.
     We have a significant amount of indebtedness. On August 26, 2006, Parent Holdings’ total indebtedness is $537.9 million (of which $154.2 million consisted of the 12.75% senior PIK notes, $106.8 million consisted of the 10.25% senior discount notes., $7.5 million consisted of our mandatory redeemable Series A preferred stock, $150.0 million consisted of the existing 8.25% senior subordinated notes, $115.8 million consisted of indebtedness under the existing senior secured credit facility and the balance consisted of other senior debt of AAC).
     Our substantial indebtedness could have important consequences to you. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
     In addition, the indentures governing the 12.75% senior PIK notes, 10.25% senior discount notes and the 8.25% senior subordinated notes, and the existing senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.
If we are unable to maintain our business or further implement our business strategy, our business and financial condition could be adversely affected.
     Our ability to meet our debt service and other obligations depends in significant part on how successful we are in maintaining our business and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development of new products. We may not be able to do either of the foregoing and the anticipated results of our strategy may not be realized. The components of our strategy are subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control. If we are unable to continue to successfully maintain our business and implement our business strategy, our long-term growth and profitability may be adversely affected.
     In addition, the business strategy that we intend to pursue is based on our operations and strategic planning process. We may decide to alter or discontinue parts of this strategy or may adopt alternative or additional strategies. The strategies implemented may not be successful and may not improve our operating results. Further, other conditions may occur, including increased competition, which may offset any improved operating results attributable to our business strategy.
We face significant competition from other national competitors.
     We face strong competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. Our recognition and affinity products compete with one national manufacturer and, to a lesser extent, with various other companies. We may not be able to compete successfully with our competitors, some of whom may have greater resources, including financial resources, than we have.
Increased prices for raw materials or finished goods used in our products could adversely affect our profitability or revenues.
     Numerous raw materials are used in the manufacture of our products. Gold, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. Although we may engage in hedging transactions to moderate the impact of gold price fluctuations, there can be no assurance that we will be able to hedge in the future on similar economic terms, or that any of the hedges we enter into will be effective. Any material long-term increase in the price of one or more of our raw materials could have a direct adverse impact on our cost of sales. In addition, we may be unable to pass on the increased costs to our customers. Our inability to pass on these increased costs could adversely affect our results of operations, financial condition and cash flow.
Currency exchange rate fluctuations may adversely affect our results of operations.
     We have been subject to market risk associated with foreign currency exchange rates. We purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. In order to hedge market risk, we have from time-to-time purchased forward currency contracts; however, during the fiscal 2005 and 2006, we did not purchase any Euro forward contracts and did not have any such contracts outstanding. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate those levels in the fiscal 2006. An unfavorable change in the exchange rates could adversely affect our results of operations.
We are vulnerable to fluctuations in the price of gold, which could adversely affect our results of operations.
     Our operating results are substantially dependent upon the market price of gold. We have no control over gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. We will at times, enter into forward sale contracts and/or, put/call option contracts to hedge the effects of price fluctuations. We continually evaluate the potential benefits of engaging in these strategies based on current market conditions. We may be exposed to nonperformance by counterparties or, during periods of significant price fluctuation, margin calls as a result of our hedging activities. Each ten percent change in the price of gold would result in a change of $2.3 million cost of goods sold, assuming gold purchase levels approximate the levels in the fiscal year 2006. An unfavorable change in the cost of gold, or an improper hedging strategy, could adversely affect our results of operations.
Many of our products or components of our products are provided by a limited number of third-party suppliers.
     Virtually all of the synthetic and semi-precious stones used in our class rings are purchased from a single supplier. We believe that most of the class ring manufacturers in the United States purchase substantially all of these types of stones from this supplier. If this supplier was unable to supply us with stones, or if this supplier’s inventory of stones significantly decreased, our ability to manufacture rings featuring these stones would be adversely affected. If we were required to secure a new source for these stones, we might not be able to do so on terms as favorable as our current terms, which could adversely affect our results of operations and financial condition. Even if acceptable alternatives were found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material or finished good could cause us to cease manufacturing one or more products for a period of time.

Investigations involving certain sources of nominations to our achievement publications may impact our business if those sources become unavailable.
     We obtain nominations for our achievement publications from a wide variety of commercial and non-commercial sources, which we continuously update. One company that supplies a significant number of nominees to us for inclusion in our Who’s Who Among American High School Students publication has received an inquiry from the U.S. Federal Trade Commission, or FTC, relating to its supplying names and other personal information of high school students to commercial marketers. We have received a request from the FTC for information relating to this matter and are complying with this request.
     In 2002, ECI was advised that a group of up to 30 state attorneys general offices was investigating student privacy issues. ECI was one of the companies from which this group sought information.
     During September and October of 2003, ECI received subpoenas or civil investigative demands from eleven states. To our knowledge, no formal sanctions have been proposed or imposed against ECI by any of these states. After responding to these states’ subpoenas and requests for information, ECI has heard nothing further regarding this matter for over 3 years. Due to the preliminary investigative nature of this, we are unable to assess the likelihood of an unfavorable outcome or to estimate the amount or range of possible loss to ECI, if any.
     We believe that, if we were not able to obtain nominees from this source for any reason that the cost of obtaining such information could be higher than our current cost.
Our future operating results are dependent on maintaining our relationships with our sales representatives.
     We rely on the efforts and abilities of our network of sales representatives to sell our class ring, yearbook and graduation products. Most of our relationships with customers and schools are cultivated and maintained by our sales representatives. If we were to lose a significant number of our sales representatives, it could adversely affect our results of operations, financial condition, and cash flow.
Our performance may fluctuate with the financial condition of, or loss of, our retail customers.
     A significant portion of our jewelry products are sold through major retail stores, including mass merchandisers, jewelry store chains and independent jewelry stores. As a result, our business and financial results may be adversely impacted by adverse changes in the financial conditions of these retailers, loss of the retailer’s business, the general condition of the retail industry and the economy overall. Specifically, bankruptcy filings by these retailers could adversely affect our results of operations, financial condition and cash flow.
The seasonality of our sales may have an adverse effect on our operations and our ability to service our debt.
     Our scholastic products business experiences strong seasonal business swings that correspond to the typical U.S. academic year. Class ring sales are highest during October through December, yearbook sales are highest during April and June, graduation product sales are highest during February through April and achievement publication sales are highest during August. If our sales were to fall substantially below what we would normally expect during these periods, our annual financial results would be adversely impacted and our ability to service our debt could also be adversely affected.
We are subject to environmental laws and regulations that could impose substantial costs upon us and may adversely affect our financial results.
     We are subject to applicable federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards. Past and present manufacturing operations subject us to environmental laws and regulations that seek to protect human health or the environment governing, among other things, the use, handling and disposal or recycling of, or exposure to, hazardous or toxic substances, the remediation of contaminated sites, emissions into the air and discharge of wastewaters. In the event that environmental liabilities are in excess of, or not covered by, our environmental insurance and indemnities, this could have a material adverse affect on our results of operations, financial condition and cash flow.

Our business could be adversely affected by unforeseen economic and political conditions.
     Although we believe that growth in the scholastic products market is determined primarily by demographics, we are not fully insulated against economic downturns and unforeseen economic conditions. A weakening of the U.S. economy, an increase in the unemployment rate, decreased consumer disposable income, decreased consumer confidence in the economy and other economic factors could adversely affect our results of operations, financial condition and cash flow.
We rely on proprietary rights which may not be adequately protected.
     Our efforts to protect and defend our intellectual property rights may not be successful, and the costs associated with protecting our rights in certain jurisdictions could be extensive. The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our products from competitors’ products and retain our leading market shares.
We depend on numerous complex information systems, and any failure to successfully maintain those systems or implement new systems could materially harm our operations.
     We depend upon numerous information systems for operational and financial information and billing operations. We may not be able to maintain or enhance existing or implement new information systems. We intend to continue to invest in and administer sophisticated management information systems, and we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Furthermore, our information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during periods of implementation. Moreover, implementation of these systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operational, financial, testing and billing information systems could have an adverse effect on our results of operations, financial condition and cash flow.
Our results of operations are dependent on certain principal production facilities.
     We are dependent on certain key production facilities. Any disruption of production capabilities at our Dallas yearbook or Austin class ring facilities for a significant term could lead to the loss of customers during any period which production is interrupted, and could adversely affect our business, financial condition, and results of operations.
To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts, depends on our ability to generate cash in the future. Our ability to do so, to a certain extent, is subject to general economic, financial, competitive, legislative and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations and that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under the existing senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the existing senior secured credit facility, the 10.25% senior discount notes, the 8.25% senior subordinated notes and the 12.75% senior PIK notes, on commercially reasonable terms or at all.
Restrictions in the indentures governing the 12.75% senior PIK notes, the 10.25% senior discount notes, the 8.25% senior subordinated notes, and the existing senior secured credit facility may prevent us from taking actions that we believe would be in the best interest of our business.
     The indentures governing the 12.75% senior PIK notes, the 10.25% senior discount notes, the 8.25% senior subordinated notes and the existing senior secured credit facility contain customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:
•	incurring additional indebtedness and issuing preferred stock;

•	granting liens on our assets;

•	making investments;

•	consolidating or merging with, or acquiring, another business;

•	selling or otherwise disposing of our assets;

•	paying dividends and making other distributions with respect to our capital stock, or purchasing, redeeming or retiring our capital stock;

•	entering into transactions with our affiliates; and

•	entering into sale and leaseback transactions.
     The existing senior secured credit facility also requires AAC to meet specified financial ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.
Our stockholders’ interests may conflict with interests of our other investors.
     An investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of Parent Holding’s outstanding stock. As a result, these investors are in a position to control all matters affecting us, including controlling decisions made by our board of directors, such as the approval of acquisitions and other extraordinary business transactions, the appointment of members of our management and the approval of mergers or sales of substantially all of our assets. The interests of these investors in exercising control over our business may conflict with interests of our other investors.
Item 1B. Unresolved SEC Comments
     None.
Item 2. Properties
     Our headquarters and principal executive offices are located at 7211 Circle S Road, Austin, Texas. We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. The extent of utilization of individual facilities varies due to the seasonal nature of our business.
A summary of the physical properties that we use are as follows:

Approximate Location	Type of Property	Leased or Owned	Square Footage
Austin, TX	Corporate headquarters	Owned	23,000
Austin, TX	Jewelry manufacturing and administration	Owned	108,000
Austin, TX	Warehouse facility	Leased	38,600
Austin, TX	Achievement publication administration	Leased	6,100
Dallas, TX	Yearbook administration and manufacturing	Owned	327,000
El Paso, TX	Yearbook pre-press	Leased	50,000
San Angelo, TX	Yearbook pre-press, press, bindery	Leased	55,000
Louisville, KY	Graduation products manufacturing	Leased	100,000
Manhattan, KS	Graduation products manufacturing	Leased	10,000
Juarez, Mexico	Jewelry manufacturing	Leased	20,000

Item 3. Legal Proceedings
     In the normal course of business, we may be a party to lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, contractual issues and other matters. We cannot predict the ultimate outcome of any pending or threatened litigation or of actual claims or possible claims. However, we believe resulting liabilities, if any, will not have a material adverse impact upon our results of operations, financial condition or cash flow.
     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor will file a timely answer to the lawsuit and assess the current procedural status of the proceedings. Nevertheless, since Taylor has been out of this suit for over a year, at this time we are presently unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to the Company.
     On February 11, 2004, Frederick Goldman, Inc., or the licensee, filed an arbitration claim against our subsidiary Commemorative Brands, Inc., or CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the licensee has an exclusive license. In addition, on February 10, 2004, the licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting to third parties rights in violation of the licensee’s exclusive rights under the license agreement.
     In May 2006, CBI reached a settlement with Frederick Goldman, Inc. Pursuant to the settlement, among other things, CBI and Frederick Goldman, Inc. entered into a new licensing agreement, and CBI agreed to pay Frederick Goldman, Inc. $1.0 million in cash. This payment was made on May 18, 2006.
Environmental
     We are subject to applicable federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards. Past and present manufacturing operations subject us to environmental laws and regulations that seek to protect human health or the environment, governing among other things the use, handling and disposal or recycling of, or exposure to, hazardous or toxic substances, the remediation of contaminated sites, emissions into the air and the discharge of wastewaters. We believe that our business, operations and facilities are in substantial compliance with all material environmental laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe that we have adequate environmental insurance and indemnities to sufficiently cover any currently known material environmental liabilities and that we do not currently face environmental liabilities that could have a material adverse affect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Parent Holdings, Intermediate Holdings, and AAC do not have publicly traded stock. Parent Holdings has six holders of its common stock and one holder of its series A redeemable preferred stock.
Item 6. Selected Financial Data
     Parent Holdings was formed in May of 2006. Other than its debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Parent Holding’s wholly-owned subsidiary Intermediate Holdings and the direct and indirect subsidiaries of Intermediate Holdings. AAC, Intermediate Holdings and Parent Holdings are treated as entities under common control and therefore, the consolidated statement of operations and cash flows presented for Parent Holdings combine the results of Intermediate Holdings to the beginning of the period presented.
     Intermediate Holdings was formed in November of 2004. Other than its debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC.
     The Predecessor referred to in the table below is our business as it existed prior to the consummation of the Merger. We completed the Merger as of March 25, 2004 and as a result of adjustments to the carrying value of assets and liabilities resulting from the Merger, the financial position and results of operations for periods subsequent to the Merger may not be comparable to those of our Predecessor company.
     The summary historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements, and the related notes thereto appearing elsewhere in this report. The summary historical consolidated financial data set forth below for, and as of the end of, the fiscal years ended August 31, 2002 and August 30, 2003 and the period from August 31, 2003 to March 25, 2004 have been derived from the Predecessor audited consolidated financial statements. The summary historical consolidated financial data set forth below for and as of the period from March 26, 2004 through August 28, 2004, and the fiscal years ended August 27, 2005 and August 26, 2006 has been derived from the Successor audited consolidated financial statements.

	Parent Holdings	Intermediate Holdings
	Fiscal Year Ended	Fiscal Year Ended
	August 26, 2006	August 26, 2006	August 27, 2005
Statement of Operations Data:
Net sales	$320,910	$320,910	$313,788
Cost of sales	134,258	134,258	134,375

Gross profit	186,652	186,652	179,413
Selling, general and administrative expenses	144,129	144,129	144,592

Operating income	42,523	42,523	34,821
Interest expense	39,331	34,246	31,271

Income before income taxes	3,192	8,277	3,550
Provision for income taxes	(2,216)	(3,985)	(1,738)

Net income	$976	$4,292	$1,812

Balance Sheet Data (at end of period):
Total assets	$511,276	$501,773	$512,936
Total debt(4)	537,937	376,240	392,222
Total stockholders’ equity	(114,786)	36,714	23,818

Other Data:
EBITDA(5)	$67,618	$67,618	$60,102
Capital expenditures	12,511	12,511	12,795
Depreciation and amortization	25,095	25,095	25,281

	AAC
	Successor			Predecessor
			The period from	The period from
	Fiscal Year Ended		March 26, 2004	August 31, 2003	Fiscal Year Ended
	August 26,	August 27,	to	to	August 30,	August 31,
	2006	2005	August 28, 2004(1)	March 25, 2004(2)	2003	2002(3)
Statement of Operations Data:
Net sales	$320,910	$313,788	$167,350	$146,721	$308,431	$304,378
Cost of sales	134,258	134,375	83,521	59,857	139,170	146,898

Gross profit	186,652	179,413	83,829	86,864	169,261	157,480
Selling, general and administrative expenses	144,129	144,592	62,647	74,992	129,423	129,734
Loss on extinguishment of debt	—	—	—	—	—	5,650

Operating income	42,523	34,821	21,182	11,872	39,838	22,096
Interest expense	23,289	23,497	10,257	16,455	28,940	26,026
Other expense	—	—	—	—	—	2,783

Income (loss) before income taxes	19,234	11,324	10,925	(4,583)	10,898	(6,713)
Benefit (provision) for income taxes	(7,907)	(4,617)	(4,459)	—	(132)	1,171

Net income (loss)	$11,327	$6,707	$6,466	$(4,583)	$10,766	$(5,542)

Balance Sheet Data (at end of period):
Total assets	$498,542	$509,552	$530,986	$553,589	$395,501	$401,626
Total debt(4)	269,423	295,566	320,337	319,985	233,805	246,509
Total stockholders’ equity	133,546	114,263	108,512	102,046	71,843	65,254

Other Data:
EBITDA(5)	$67,618	$60,102	$31,526	$20,402	$53,987	$39,025
Capital expenditures	12,511	12,795	3,665	12,793	11,243	14,247
Depreciation and amortization	25,095	25,281	10,344	8,530	14,149	19,712

(1)	During the period from March 26, 2004 to August 28, 2004, AAC recognized in its consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, as compared to its historical basis of accounting prior to the Merger.

(2)	Includes the results of C-B Graduation Announcements from January 30, 2004, the date of our acquisition of C-B Graduation Announcements.

(3)	Includes the results of operations for Milestone Marketing Incorporated, or Milestone, from July 15, 2002, the date of our acquisition of Milestone.

(4)	Total debt includes all borrowings outstanding under notes, credit facilities, bank overdrafts, and capital lease obligations.

(5)	EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.

The following sets forth a reconciliation of Parent Holdings’ and Intermediate Holdings’ net income to EBITDA and operating cash flow:

	Parent Holdings	Intermediate Holdings
	Fiscal Year Ended	Fiscal Year Ended
	August 26,	August 26,	August 27,
	2006	2006	2005
Net income	$976	$4,292	$1,812

Interest expense, net	39,331	34,246	31,271
Provision for income taxes	2,216	3,985	1,738
Depreciation and amortization expense	25,095	25,095	25,281

EBITDA	$67,618	$67,618	$60,102

Changes in assets and liabilities	$(14,955)	$(15,623)	$(335)
Deferred income taxes	2,061	3,824	1,521
Interest expense, net	(39,331)	(34,246)	(31,271)
Income tax provision	(2,216)	(3,985)	(1,738)
Amortization of debt discount and deferred financing fees	2,269	1,959	1,882
Accretion of interest on 10.25% senior discount notes	10,161	10,161	7,387
Accretion of 12.75% PIK Notes	4,197	—	—
Provision for doubtful accounts	(464)	(464)	(107)
Loss on sales of plant, property and equipment	79	79	—

Net cash provided by operating activities	$29,419	$29,323	$37,441

The following sets forth a reconciliation of AAC’s net income (loss) to EBITDA and operating cash flow:

	AAC
	Successor			Predecessor
	Fiscal Year	Fiscal Year	The Period from	The Period from	Fiscal Year
	Ended	Ended	March 26, 2004 —	August 31, 2003 —	Ended
	August 26,	August 27,	August 28,	March 25,	August 30,	August 31,
	2006	2005	2004	2004	2003	2002
Net income (loss)	$11,327	$6,707	$6,466	$(4,583)	$10,766	$(5,542)

Interest expense, net	23,289	23,497	10,257	16,455	28,940	26,026
Provision (benefit) for income taxes	7,907	4,617	4,459	—	132	(1,171)
Depreciation and amortization expense	25,095	25,281	10,344	8,530	14,149	19,712

EBITDA	$67,618	$60,102	$31,526	$20,402	$53,987	$39,025

Changes in assets and liabilities	$(16,010)	$(379)	$(23,970)	$35,227	$(92)	$1,808
Deferred income taxes	7,737	4,392	4,309	—	—	—
Interest expense, net	(23,289)	(23,497)	(10,257)	(16,455)	(28,940)	(26,026)
Income tax (provision) benefit	(7,907)	(4,617)	(4,459)	—	(132)	1,171
Amortization of debt discount and deferred financing fees	1,498	1,527	629	1,197	2,051	1,355
Provision for doubtful accounts	(464)	(107)	(236)	(144)	(376)	145
Loss on extinguishment of debt	—	—	—	—	—	5,650
Unrealized loss on free-standing derivative	—	—	—	—	—	182
Loss on sales of plant, property and equipment	79	—	—	—	—	—

Net cash provided by (used in) operating activities	$29,262	$37,421	$(2,458)	$40,227	$26,498	$23,310

     We consider EBITDA to be a key indicator of operating performance as it and similar measures are instrumental in the determination of compliance with certain financial covenants in the senior secured credit facility, and is used by our management in the calculation of the aggregate fee payable under our management agreement and in determining a portion of compensation for certain of our employees. We also believe that EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness.
     EBITDA is not a defined term under GAAP, and should not be considered an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA: (i) does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) does not reflect changes in, or cash requirements for, our working capital needs; (iii) does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (iv) excludes tax payments that represent a reduction in cash available to us; and (v) does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future. Despite these limitations, we believe that EBITDA is useful since it provides investors with additional information not available in a GAAP presentation. To compensate for these limitations, however, we rely primarily on our GAAP results and use EBITDA only supplementally.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this report. For ease of comparison purposes, pro forma adjustments for the Merger and the C-B Graduation Announcements acquisition have been added to financial data for the periods August 31, 2003 through March 25, 2004 and March 26, 2004 to August 28, 2004, to arrive at a fiscal year pro forma period ended August 28, 2004. This period may be referred to herein as the “pro forma year ended August 28, 2004,” or the “pro forma fiscal 2004.” The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. In reviewing this comparative financial information, readers should remember that Predecessor period results of operations do not reflect the effects of the Merger and the application of purchase accounting. All amounts are in U.S. dollars except otherwise indicated.
Uncertainty of Forward Looking Statements and Information
     This report contains “forward looking statements.” All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
     These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.
Basis of Presentation
     We present financial information relating to Parent Holdings, Intermediate Holdings, and AAC and its subsidiaries in this discussion and analysis. Parent Holdings owns 100% of the shares of common stock of Intermediate Holdings. Intermediate Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC.
     Intermediate Holdings conducts all of its business indirectly through AAC and its subsidiaries. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Intermediate Holdings’ consolidated financial statements are substantially identical to AAC’s consolidated financial statements, with the exception of additional interest expense related to the 10.25% senior discount notes, amortization of deferred financing costs and the effective income tax rate.

     Intermediate Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Intermediate Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Intermediate Holdings.
     Parent Holdings conducts all of its business through Intermediate Holdings and AAC and its subsidiaries. The consolidated financial statements of Parent Holdings include the accounts of its direct wholly-owned subsidiary, Intermediate Holdings, and its indirect wholly-owned subsidiary, AAC. Parent Holdings’ consolidated financial statements are substantially identical to Intermediate Holdings’ consolidated financial statements, with the exception of additional interest expense related to its 12.75% senior PIK notes, amortization of deferred financing costs and the effective income tax rate.
     Parent Holdings was formed in May 2006, and the stockholders of Intermediate Holdings participated in an exchange on May 30, 2006, pursuant to which they exchanged their shares of common stock and preferred stock in Intermediate Holdings for a like amount of shares in Parent Holdings. Following the exchange, Intermediate Holdings became a wholly-owned subsidiary of Parent Holdings.
General
     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings and commercial printing.
     Our ability to meet our debt service and other obligations depends in significant part on how successful we are in maintaining our business and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development of new products. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies.
     Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices remain unstable and the U.S. dollar has stabilized as compared to the Euro during the first quarter of our fiscal year 2007.
     We face strong competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. Our achievement publication products compete with one national manufacturer and, to a lesser extent, with various other companies. We believe that it would be costly and time-consuming for new competitors to replicate the production and distribution capabilities necessary to compete effectively in this market, and as a result, there have been no major new competitors in the last 60 years.
     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 44% of our fiscal year 2006 net sales in our third quarter. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. We have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.
     We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread.
     Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will grow by an average of 2.2% and 2.5% per year, respectively, from 2002 to 2008. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 9.5% between 2000 and 2010. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.
Company Background
     Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of ECI, which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.
     On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012. In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and as a result, AAC Holding corp. became a wholly owned subsidiary of Intermediate Holdings.
     Beginning on March 25, 2004, we accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation of our assets and liabilities based upon the fair values as of the date of the Merger. As required under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we have reflected all applicable purchase accounting adjustments in the consolidated financial statements covering periods subsequent to the Merger. As required, we have established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values.
     We estimated the fair value of our assets and liabilities, including intangible assets and property, plant and equipment, as of the Merger date and utilized information available at the time, including outside third party appraisals.
     We allocated the purchase price in the Merger as follows (in thousands):

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Deferred income taxes	(12,043)
Other long-term liabilities	(9,042)

Total purchase price	$419,200

     As a result of the Merger, we have reflected pre-Merger periods (“Predecessor”) for results of operations prior to and including March 25, 2004 and post-Merger periods (“Successor”) for results of operations including and subsequent to March 26, 2004 in our consolidated financial information and statements.
     During the period from March 26, 2004 to August 28, 2004, we recognized in our consolidated statements of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to our historical basis of accounting prior to the Merger.
     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012, generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders.
     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Intermediate Holdings sold shares of its mandatory redeemable series A preferred stock. In connection with this transaction, Intermediate Holdings issued the investor 7,500 shares of the mandatory redeemable series A preferred stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the mandatory redeemable series A preferred stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings.
     On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, American Achievement Group Holding Corp., to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of Common Stock of Intermediate Holdings contributed each share of such stock then held to Parent Holdings in exchange for a new share of Common Stock of Parent Holdings and each holder of series A redeemable preferred stock of Intermediate Holdings contributed each share of such stock then held to Parent Holdings in exchange for a new share of series A redeemable preferred stock of Parent Holdings. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.
     On June 12, 2006, Parent Holdings issued $150.0 million principal amount of 12.75% senior PIK notes due October 1, 2012. The net proceeds of the 12.75% senior PIK notes were approximately $140.5 million and were distributed to the stockholders of Parent Holdings as a dividend. The 12.75% senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries.
Critical Accounting Policies
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
     Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous 12 months’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowance for sales returns and allowances in any accounting period. Product returns as a percentage of net sales were 2.0%, 1.9% and 1.8% for the fiscal years ended 2006, 2005 and 2004, respectively. Product warranty costs as a percentage of net sales were 0.1%, 0.3% and 0.3% for the fiscal years ended 2006, 2005 and 2004, respectively. A ten percent increase in product returns and product warranty costs would result in a reduction of annual net sales of approximately $0.6 million and $0.1 million, respectively, based on fiscal year end 2006 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.
     Allowance for Doubtful Accounts and Reserve on Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. Write-offs of doubtful accounts as a percentage of net sales were 0.3%, 0.4% and 0.6% for the fiscal years ended 2006, 2005 and 2004, respectively. Write-offs of sales representative advances as a percentage of net sales were 0.7%, 0.5%, and 0.7% for the fiscal years ended 2006, 2005 and 2004, respectively. A ten percent increase in write-offs of doubtful accounts and sales representative advances would result in a reduction of annual net sales of approximately $0.1 million and $0.2 million, respectively, based on fiscal year ended 2006 rates. We believe that our results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.
     Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of August 26, 2006, a third party valuation, among other factors, was used by management in our impairment analysis of other intangible assets values and the residual goodwill.
     We believe that we had no impairment as of August 26, 2006 and August 27, 2005; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets. As of August 26, 2006, Parent Holdings’ goodwill and indefinite-lived intangible assets totaled $234.7 million and represented 46% of total assets and (204)% of equity. As of August 26, 2006, Intermediate Holdings’ goodwill and indefinite-lived intangible assets totaled $234.7 million and represented 47% of total assets and 639% of equity. As of August 26, 2006, AAC’s goodwill and indefinite-lived intangible assets totaled $234.7 million and represented 47% of total assets and 176% of equity.
     Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of August 26, 2006, a third party valuation, among other factors, was used in our impairment analysis of long-lived tangible and intangible assets with definite lives.
     We believe that we had no impairment as of August 26, 2006 and August 27, 2005; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives. As of August 26, 2006, Parent Holdings’ long-lived tangible and intangible assets with definite lives totaled $174.6 million and represented 34% of total assets and (152)% of equity. As of August 26, 2006, Intermediate Holdings’ long-lived tangible and intangible assets with definite lives totaled approximately $165.6 million and represented 33% of total assets and 451% of equity. As of August 26, 2006, AAC’s long-lived tangible and intangible assets with definite lives totaled approximately $162.8 million and represented 33% of total assets and 122% of equity.
     Revenue Recognition. Our revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. Our stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs, and rebate expenses are recorded at the time of sale based upon historical information and current trends.
     Our accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to the end customer.
     We recognize revenue on our publishing operations based upon the completed contract method, when the products are shipped.

Results of Operations
AAC’s consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004, were prepared using our historical basis of accounting. As a result of the Merger, we applied purchase accounting as discussed above under “Company Background.” Since a new basis of accounting began on March 26, 2004, we have presented results for the fiscal year ended August 28, 2004 on a pro forma unaudited basis as we believe this presentation facilitates the comparison of our results with the corresponding periods for fiscal years 2006 and 2005. The pro forma unaudited results of the fiscal year ended August 28, 2004 include pro forma adjustments related to the Merger and the acquisition of C-B Announcements, as if these events occurred on the first day of our fiscal year ended August 28, 2004. The pro forma adjustments related to the Merger are $0.4 million of depreciation expense included in cost of sales, $5.6 million of amortization and depreciation expense included in selling, marketing and administrative expense and $2.6 million of interest expense. The C-B Announcements pro forma adjustments include $1.0 million of net sales, $0.2 million of cost of sales and $0.7 million of selling, general and administrative expense. In addition, a pro forma tax benefit of $3.2 million is recorded. AAC’s comparative results are presented and discussed for fiscal year 2006, fiscal year 2005 and pro forma fiscal year 2004, while Intermediate Holdings comparative results for fiscal year 2006 and fiscal year 2005 are presented and discussed. Fiscal year 2006 results for Parent Holdings are presented and discussed.
Fiscal Year Ended August 26, 2006 Compared to Fiscal Year Ended August 27, 2005

	Parent Holdings		Intermediate Holdings
	Fiscal year ended	% of	Fiscal year ended	% of	Fiscal year ended	% of
	August 26, 2006	Net Sales	August 26, 2006	Net Sales	August 27, 2005	Net Sales
	($ in millions)
Net sales	$320.9	100.0%	$320.9	100.0%	$313.8	100.0%
Cost of sales	134.3	41.8%	134.3	41.8%	134.4	42.8%

Gross profit	186.6	58.2%	186.6	58.2%	179.4	57.2%

Selling, general and administrative expenses	144.1	44.9%	144.1	44.9%	144.6	46.1%

Operating income	42.5	13.3%	42.5	13.3%	34.8	11.1%

Interest expense	39.3	12.3%	34.2	10.7%	31.3	10.0%

Income before income taxes	3.2	1.0%	8.3	2.6%	3.5	1.1%
Provision for income taxes	(2.2)	(0.7)%	(4.0)	(1.3)%	(1.7)	(0.5)%

Net income	$1.0	0.3%	$4.3	1.3%	$1.8	0.6%

	AAC
	(Successor)					(Predecessor)
					For the period	For the period	Pro Forma
	Fiscal year		Fiscal year		March 26,	August 31,	Fiscal year
	ended		ended		2004 —	2003 —	ended
	August 26,	% of	August 27,	% of	August 28,	March 25,	August 28,	% of
	2006	Net Sales	2005	Net Sales	2004	2004	2004	Net Sales

			($ in millions)
Net sales	$320.9	100.0%	$313.8	100%	$167.4	$146.7	$315.1	100%
Cost of sales	134.3	41.8%	134.4	42.8%	83.5	59.9	144.0	45.7%

Gross profit	186.6	58.2%	179.4	57.2%	83.9	86.8	171.1	54.3%
Selling, general and administrative expenses	144.1	44.9%	144.6	46.1%	62.7	74.9	143.9	45.7%

Operating income	42.5	13.3%	34.8	11.1%	21.2	11.9	27.2	8.6%
Interest expense	23.3	7.3%	23.5	7.5%	10.2	16.5	24.1	7.6%

Income (loss) before income taxes	19.2	6.0%	11.3	3.6%	11.0	(4.6)	3.1	1.0%
Provision for income taxes	(7.9)	(2.5)%	(4.6)	(1.5)%	(4.5)	—	(1.2)	(0.4)%

Net income (loss)	$11.3	3.5%	$6.7	2.1%	$6.5	$(4.6)	$1.9	0.6%

Parent Holdings — Fiscal Year Ended August 26, 2006
     The financial results for Parent Holdings through the operating income line are the same as the operating income for Intermediate Holdings, which are discussed below. Interest expense was $39.3 million for fiscal 2006 compared to interest expense of $34.2 million for fiscal 2006 for Intermediate Holdings. Parent Holdings has a higher interest expense because it incurred $5.1 million of interest expense and amortization of transaction costs related to its 12.75% senior PIK notes issued in June 2006. Parent Holdings recognized a $2.2 million tax provision for fiscal 2006, which represents an effective tax rate of 69%. The effective tax rate is higher than the statutory tax rates due to the impact of state income taxes and the non-deductibility of a portion of the high yield interest expense on the 12.75% senior PIK notes and the 10.25% senior discount notes.
Intermediate Holdings and AAC — Fiscal Year Ended August 26, 2006 Compared to Fiscal Year Ended August 27, 2005
Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $7.1 million, or 2.3%, to $320.9 million for fiscal 2006 from $313.8 million for fiscal 2005. The increase was primarily attributable to stronger sales of on-campus class rings, graduation products and yearbooks, as well as, price increases.
     The following details the changes in net sales during such periods by business segment.
     Class Rings. Net sales decreased $0.3 million to $119.4 million for fiscal 2006 from $119.7 million for fiscal 2005. The decrease in net sales was the result of a $2.6 million decline in shipments of retail high school class rings and a $1.0 million decline in shipments of college class rings. The college class ring decline was mainly attributable to the loss of an annual bid account. The decline was partially offset by a $3.3 million increase in high school on-campus class ring shipments.
     Yearbooks. Net sales increased $2.5 million to $114.9 million for fiscal 2006 from $112.4 million for fiscal 2005. The increase in net sales was mainly the result of an increase in the average contract value of yearbooks.

     Graduation Products. Net sales increased $3.9 million to $43.9 million for fiscal 2006 from $40.0 million for fiscal 2005. The increase was a result of an increase in graduation product shipments and price enhancements.
     Achievement Publications. Net sales increased $0.9 million to $21.0 million for fiscal 2006 from $20.1 million for fiscal 2005. The increase in net sales was the result of an increase in the publication sales of Who’s Who Among American High School Students, our publication honoring exceptional high school students, which was published in October 2005 and August 2006 of our fiscal year 2006, partially offset by a decline in other publication sales.
     Other. Net sales increased $0.1 million to $21.7 million for fiscal 2006 from $21.6 million for fiscal 2005. The increase in net sales was mainly the result of increased shipments of personalized fashion jewelry, offset by a decline on other recognition and affinity ring products.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 58.2% for fiscal 2006, a 1.0 percentage point increase from 57.2% for fiscal 2005. Overall, gross profit increased $7.2 million, or 4.0%. The increase in gross margin was mainly a result of increased sales and continued efficiency gains in our ring and yearbook facilities. These efficiencies were directly related to the closure and consolidation of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities. These efficiencies were partially offset by higher gold costs and approximately $0.8 million of costs associated with the closure of a yearbook manufacturing facility.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million to $144.1 million for fiscal 2006 from $144.6 million for fiscal 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $1.6 million to $101.1 million or 31.5% of net sales, for fiscal 2006 from $99.5 million or 31.7% of net sales, for fiscal 2005. The increase in selling and marketing expenses was primarily the result of increased commission expenses related directly to the increased net sales of on-campus high school class rings, yearbooks and graduation products and increased marketing expenses related to the achievement publications. The increase was partially offset by decreased marketing costs of yearbooks, as a result of the costs in the prior year of launching the official yearbook college program, and recognition and affinity jewelry.
     General and administrative expenses for fiscal 2006 were $43.0 million, or 13.4% of net sales, as compared to $45.1 million, or 14.4% of net sales, for fiscal 2005. The decrease in general and administrative expenses was the result of reduced medical costs, other administrative savings and a one-time management bonus of $2.2 million in fiscal 2005, partially offset by non-recurring professional fees and a $1.0 million legal settlement paid to Frederick Goldman, Inc.
Operating Income (Loss). As a result of the foregoing, operating income was $42.5 million, or 13.3% of net sales, for fiscal 2006 as compared with operating income of $34.8 million, or 11.1% of net sales, for fiscal 2005. The class rings segment reported operating income of $13.5 million for fiscal 2006 as compared with operating income of $10.4 million for fiscal 2005. The yearbooks segment reported operating income of $23.8 million for fiscal 2006 as compared with operating income of $16.6 million for fiscal 2005. The graduation products segment reported operating income of $3.3 million for fiscal 2006 as compared with operating income of $3.1 million for fiscal 2005. The achievement publications segment reported operating income of $1.6 million for fiscal 2006 as compared with operating income of $4.9 million for fiscal 2005. The other segment reported operating income of $0.3 million for fiscal 2006 as compared with an operating loss of $0.2 million for fiscal 2005.
Interest Expense, Net. For AAC, net interest expense was $23.3 million for fiscal 2006 and $23.5 million for fiscal 2005. The average debt outstanding of AAC for fiscal 2006 and fiscal 2005 was $281 million and $311 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2006 and fiscal 2005 was 7.8% and 7.1%, respectively.
     For Intermediate Holdings, net interest expense was $34.2 million for fiscal 2006 and $31.3 million for fiscal 2005. The average debt outstanding of Intermediate Holdings for fiscal 2006 and fiscal 2005 was $383 million and $385 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for fiscal 2006 and fiscal 2005 was 8.4% and 7.7%, respectively.
Provision for Income Taxes. For fiscal 2006 and fiscal 2005, AAC recorded an income tax provision of $7.9 million and $4.6 million, respectively, which represents an effective tax rate of 41% for each year. The effective tax rates for the fiscal 2006 and 2005 exceed the statutory federal tax rate due to the impact of state income taxes.
     For fiscal 2006 and fiscal 2005, Intermediate Holdings recorded an income tax provision of $4.0 million and $1.7 million, respectively, which represents an effective tax rate of 48% and 49%, respectively. The 48% and 49% effective tax rates for fiscal 2006 and 2005, respectively, exceeds the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.
Net Income. AAC reported net income of $11.3 million for fiscal 2006 as compared to net income of $6.7 million for fiscal 2005. As a result of the foregoing, Intermediate Holdings reported net income of $4.3 million for fiscal 2006 as compared to net income of $1.8 million for fiscal 2005.
Intermediate Holdings and AAC — Fiscal Year Ended August 27, 2005 Compared to Pro Forma Fiscal Year Ended August 28, 2004
Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $1.3 million, or 0.4%, to $313.8 million for fiscal 2005 from $315.1 million for the pro forma fiscal 2004. This decrease in net sales was mainly due to the decline in class rings, partially offset by increases in yearbooks and affinity jewelry shipments.
     The following details the changes in net sales during such periods by business segment.
     Class Rings. Net sales decreased $2.8 million to $119.7 million for fiscal 2005 from $122.5 million for the pro forma fiscal 2004. The decrease in net sales was the result of a $1.6 million decline in shipments of retail high school class rings and a $1.4 million decline in shipments of college class rings. The decline was partially offset by a $0.2 million increase in high school on-campus class ring shipments.
     Yearbooks. Net sales increased $1.1 million to $112.4 million for fiscal 2005 from $111.3 million for the pro forma fiscal 2004. The increase in net sales was the result of an increase in the average price of yearbooks.
     Graduation Products. Net sales decreased $0.7 million to $40.0 million for fiscal 2005 from $40.7 million for the pro forma fiscal 2004. The decrease was a result of a decline in graduation product shipments.
     Achievement Publications. Net sales increased $0.1 million to $20.1 million for fiscal 2005 from $20.0 million for the pro forma fiscal 2004. The increase in net sales was the result of an increase in the publication sales of Who’s Who Among America’s Teachers, our publication honoring exceptional teachers. This increase was partially offset by a decline in The National Dean’s List sales, our publication honoring exceptional college students, as a result of this publication being published once in fiscal 2005, while in the pro forma fiscal 2004, the book was published in November 2003 and August 2004.
     Other. Net sales increased $1.0 million to $21.6 million for fiscal 2005 from $20.6 million for the pro forma fiscal 2004. The increase in net sales was mainly the result of increased ring shipments of family jewelry.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 57.2% for fiscal 2005, a 2.9 percentage point increase from 54.3% for the pro forma fiscal 2004. Overall, gross profit increased $8.3 million. The increase in the gross margin percentage was partially a result of a purchase accounting inventory step-up adjustment of $6.4 million in the pro forma 2004, which did not impact fiscal 2005. The remaining increase was a result of continued efficiency gains in both our yearbook and graduation products manufacturing facilities as a result of capital investments in printing equipment and technology. Gross profit margins also increased in the other business segment as a result of product mix. The increase was partially offset by a decline in the ring gross profit margins and, to a lesser extent, achievement publications margins. The decline in ring gross profit margins was the result of product mix shift and increased gold prices.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million to $144.6 million for fiscal 2005 from $143.9 million for the pro forma fiscal 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $1.3 million to $99.5 million or 31.7% of net sales, for fiscal 2005 from $100.8 million or 32.0% of net sales, for the pro forma fiscal 2004. The decrease in selling and marketing expenses was primarily the result of decreased marketing expenses of class rings and achievement publications, offset by increased marketing costs of yearbooks.
     General and administrative expenses for fiscal 2005 were $45.1 million, or 14.4% of net sales, as compared to $43.1 million, or 13.7% of net sales, for the pro forma fiscal 2004. The increase in general and administrative expenses was the result of a management bonus of $2.2 million.
Operating Income (Loss). Operating income was $34.8 million, or 11.1% of net sales, for fiscal 2005 as compared with operating income of $27.2 million, or 8.6% of net sales, for the pro forma fiscal 2004. Operating income for fiscal 2005 includes a management bonus of $2.2 million. Operating income for the pro forma fiscal 2004 included a negative impact of $6.4 million inventory step up due to purchase accounting. The class rings segment reported operating income of $10.4 million for fiscal 2005 as compared with operating income of $9.5 million for the pro forma fiscal 2004. The yearbooks segment reported operating income of $16.6 million for fiscal 2005 as compared with operating income of $10.5 million for the pro forma fiscal 2004. The graduation products segment reported operating income of $3.1 million for fiscal 2005 as compared with operating income of $3.2 million for the pro forma fiscal 2004. The achievement publications segment reported operating income of $4.9 million for fiscal 2005 as compared with operating income of $5.7 million for the pro forma fiscal 2004. The other segment reported an operating loss of $0.2 million for fiscal 2005 as compared with an operating loss of $1.7 million for the pro forma fiscal 2004.
Interest Expense, Net. For AAC, net interest expense was $23.5 million for fiscal 2005 and $24.1 million for the pro forma fiscal 2004. The average debt outstanding of AAC for fiscal 2005 and the pro forma fiscal 2004 was $311 million and $321 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2005 and the pro forma fiscal 2004 was 7.1% and 7.5%, respectively.
     For Intermediate Holdings, net interest expense was $31.3 million for fiscal 2005. The average debt outstanding of Intermediate Holdings for fiscal 2005 was $385 million. The weighted average interest rate on debt outstanding of Intermediate Holdings for fiscal 2005 was 7.7%.
Provision for Income Taxes. For fiscal 2005 and the pro forma fiscal 2004, AAC recorded an income tax provision of $4.6 million and $1.2 million, respectively, which represents an effective tax rate of 41% and 39%, respectively. The effective tax rate for the successor periods of fiscal 2005 and March 26, 2004 through August 28, 2004 of 41% exceeds the statutory federal tax rate due to the impact of state income taxes. For the predecessor period August 30, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards was not considered to be more likely than not at that time, so a valuation allowance was recorded at that time against this deferred tax asset. As a result of the Merger, the Successor Company was in a net deferred tax liability position.
     For fiscal 2005, Intermediate Holdings recorded an income tax provision of $1.7 million, which represents an effective tax rate of 49%. This 49% effective tax rate exceeds the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.
Net Income. As a result of the foregoing, AAC reported net income of $6.7 million for fiscal 2005 as compared to net income of $1.9 million for the pro forma fiscal 2004. As a result of the foregoing, Intermediate Holdings reported net income of $1.8 million for fiscal 2005.
AAC — For the Period March 26, 2004 to August 28, 2004 (Successor)
     Net sales were $167.4 million and cost of sales were $83.5 million for the successor period from March 26, 2004 to August 28, 2004. Gross profit was $83.9 million, or 50.1% of net sales for the same period. The decline in gross profit as a percentage of sales for the successor period versus the predecessor period was primarily a result of a purchase accounting inventory step-up adjustment of $6.4 million recorded in the successor period. Selling, general and administrative expenses were $62.7 million for the successor period. Operating income was $21.2 million for the same period. The increase in operating income for the successor period versus the predecessor period relates primarily to the seasonality of our graduation and yearbook products being shipped in the April through June time frame. Interest expense was $10.2 million for the successor period. The decrease in interest expense in the successor period versus the predecessor period was primarily due to the lower interest rate on the new debt associated with the Merger and the successor period containing only five operating months versus the seven months of the predecessor period. We recognized a $4.5 million tax provision for the successor period. For the period from March 26, 2004 to August 28, 2004, our tax rates were calculated based on a 35% federal and 4% state tax rates, for an overall effective tax rate of 39%. The tax rate for the period reflects the creation of a net deferred tax liability as a result of the purchase accounting adjustments made in connection with the Merger. As a result of the foregoing, net income for the successor period was $6.5 million.
AAC — For the Period August 31, 2003 to March 25, 2004 (Predecessor)
     Net sales were $146.7 million and cost of sales were $59.9 million for the predecessor period from August 31, 2003 to March 25, 2004. Gross profit was $86.8 million, or 59.2% of net sales for the same period. Selling, general and administrative expenses were $74.9 million for the predecessor period. Operating income was $11.9 million for the same period. Interest expense was $16.5 million for the predecessor period. For the period August 31, 2003 to March 25, 2004, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. As a result of the foregoing, net loss for the Predecessor period was $4.6 million.
Liquidity and Capital Resources
     Operating Activities. For AAC, operating activities provided $29.3 million of cash during fiscal year 2006, compared to $37.4 million during fiscal year 2005. The decline in cash provided by operating activities during fiscal 2006 was attributable to increased gold inventory, a decline in customer deposits and other increased working capital requirements, partially offset by improved earnings. Operating activities provided $37.4 million of cash during fiscal year 2005 compared to $37.8 million during the pro forma fiscal 2004. The decline in cash provided by operating activities in 2005 was primarily driven by increased working capital requirements, partially offset by improved earnings.
     For Intermediate Holdings, operating activities provided $29.3 million of cash during fiscal year 2006, compared to $37.4 million of cash during fiscal year 2005. The decline in cash provided by operating activities during fiscal 2006 was attributable to increased gold inventory, a decline in customer deposits and other increased working capital requirements, partially offset by improved earnings.
     For Parent Holdings, operating activities provided $29.4 million of cash during the year ended August 26, 2006.
     Investing Activities. Capital expenditures in fiscal 2006, fiscal year 2005, and the pro forma fiscal 2004 were $12.5 million, $12.8 million, and $16.5 million, respectively. The majority of capital expenditures in fiscal 2006, fiscal 2005, and pro forma fiscal 2004 were primarily attributable to purchases of new printing presses and fully integrating digital technology throughout our yearbook production process. Also affecting investing activities in the combined pro forma fiscal 2004 was the C-B Graduation Announcements acquisition and the Merger which represented expenditures of $5.0 million and $94.3 million, respectively. Our projected capital expenditures for fiscal 2007 are expected to be approximately $14.0 million.
     Financing Activities. For AAC, net cash used in financing activities was $18.0 million for fiscal 2006 compared to net cash used of $23.6 million for fiscal 2005. In fiscal 2006, cash was used to pay down $32.6 million of the term loan. This was partially offset by net revolver borrowings of $9.3 million and a $7.0 million capital contribution from Intermediate Holdings. For AAC, net cash used in financing activities was $23.6 million for fiscal 2005 compared to net cash provided by $79.3 million for the pro forma fiscal 2004. In fiscal 2005, cash was used to pay down $15.5 million of the term loan and the remaining $6.1 million of the 11.625% senior unsecured notes issued by AAC in February 2002. For the pro forma fiscal 2004, cash provided by financing activities was used to pay off existing debt and equity holders as part of the Merger
     For Intermediate Holdings, net cash used in financing activities was $17.8 million for fiscal 2006, compared to $23.4 million for fiscal 2005. In fiscal 2006, cash was used to pay down $32.6 million of the term loan. This was partially offset by net revolver borrowings of $9.3 million and $7.5 million proceeds from the sale of preferred stock.
     For Parent Holdings, net cash used in financing activities was $17.4 million for the year ended August 26, 2006. In fiscal 2006, cash was used to pay down $32.6 million of the term loan. This was partially offset by net revolver borrowings of $9.3 million and $7.5 million proceeds from the sale of preferred stock. Proceeds of $150.0 million were received from the 12.75% PIK Notes, which were used to pay deferred financing fees and to make a distribution to stockholders.
     Capital Resources. In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.
     The senior secured credit facility, as amended, provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of August 26, 2006, $9.3 million was outstanding on the revolving loan and we had commitments for $2.3 million on letters of credit outstanding. The senior secured credit facility, as amended, imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility, as amended, contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility, as amended, is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility, as amended, is also guaranteed by AAC Holding Corp.
     AAC is required to pay cash interest on the 8.25% notes semi-annually in arrears on April 1 and October 1 of each year. The 8.25% notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8.25% notes contains certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. The 8.25% notes are guaranteed by certain of AAC’s existing and future domestic subsidiaries.
     In November 2004, Intermediate Holdings issued $89.3 million (net proceeds) of 10.25% senior discount notes due 2012. The notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10.25% per annum. The notes are Intermediate Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The 10.25% notes are effectively subordinated to Intermediate Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Intermediate Holdings’ subsidiaries, including AAC.
     In June 2006, Parent Holdings issued $150.0 million 12.75% senior PIK notes. Interest accrues on the 12.75% Notes per annum. The first interest payment on the notes will occur on October 1, 2006. Through April 1, 2011, interest on the notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1. The notes mature on October 1, 2012. At maturity, we are required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date. The notes are Parent Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The notes are effectively subordinated to Parent Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Parent Holdings’ subsidiaries, including Intermediate Holdings and AAC.
      We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.
     We have a significant amount of indebtedness. On August 26, 2006, Parent Holdings had total indebtedness of $537.9 million (of which $154.2 million was 12.75% senior PIK notes, $106.8 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $115.8 million was indebtedness under the existing senior secured credit facility, $7.5 million was of our mandatory redeemable series A preferred stock and the balance of which consisted of other senior debt of AAC).
     We expect that cash generated from operating activities and availability under the senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months.
Off Balance-Sheet Obligations
     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million and (iii) a borrowing base, calculated based on a percentage of the value of gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of August 26, 2006, we held no consigned gold. As of August 27, 2005, we held approximately 17,070 ounces of consigned gold with a value of $7.5 million.
     The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.

Contractual Obligations
     As of August 26, 2006, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2008	2009	2010	2011	Thereafter	Total
12.75% PIK Notes (principal)	$—	$—	$—	$—	$—	$150,000	$150,000
12.75% PIK Notes (PIK interest)	—	—	—	—	—	121,705	121,705
Mandatory Redeemable Preferred Stock	—	—	—	—	—	7,500	7,500
Mandatory Redeemable Preferred Stock (dividends)	—	—	—	—	—	12,162	12,162
10.25% Notes (principal)	—	—	—	—	—	131,500	131,500
8.25% Senior Subordinated Debt (principal)	—	—	—	—	—	150,000	150,000

Interest on fixed rate debt(a)	12,375	12,375	19,114	25,854	25,854	93,217	188,789
Term loan (principal)	1,090	1,090	1,090	1,090	102,150	—	106,510
Term loan (interest)(b)	8,477	8,390	8,303	8,216	4,064	—	37,450
Revolver	—	—	—	9,300	—	—	9,300
Operating leases(c)	1,609	1,144	602	383	263	1,855	5,856
Capital leases(d)	1,332	174	—	—	—	—	1,506
Management agreement(e)	3,000	3,000	3,000	3,000	3,000	7,749	22,749
Postretirement plans	983	1,018	1,042	1,057	1,077	5,638	10,815

Total	$28,866	$27,191	$33,151	$48,900	$136,408	$681,326	$955,842

(a)	Represents interest payments due on the 12.75% PIK Notes, 10.25% Notes and 8.25% Notes.

(b)	Assumes an interest rate on the term loan of 8%.

(c)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

(d)	The total balance of gross capital lease assets is $5,022 as of August 26, 2006 and $5,022 as of August 27, 2005, with accumulated depreciation of $1,470 and $839, respectively.

(e)	AAC and Intermediate Holdings have entered into a management agreement with an affiliate of Fenway Partners Capital Fund II, L.P. pursuant to which they, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). This agreement has a 10-year minimum term. See “Certain Relationships and Related Transactions.”
Seasonality
     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The majority of our achievement publications are shipped in August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.
     As a result of the foregoing, we have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. We will adopt the provisions of FAS 154 in our fiscal year 2007 and we believe that its adoption will have no impact on our financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning with our fiscal year 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for us with our fiscal year 2009. We are currently evaluating the impact this standard will have on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“FAS 158”). FAS 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of FAS 158 will be effective for us beginning with our fiscal year 2009. We are currently evaluating the impact this standard will have on our financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We will adopt SAB 108 during our fiscal year 2007. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk
     Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Our other financial instruments subject to interest rate risk consist of long-term debt and notional amount under the gold consignment agreement. With respect to the senior secured credit facility, which bears interest at variable rates, each quarter point change in interest rates would result in a $0.4 million change in annual interest expense, assuming the entire revolving loan was drawn.
     Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2006. In order to hedge market risk, we have from time-to-time purchased forward foreign currency exchange contracts. During fiscal 2006, we did not purchase any forward foreign currency contracts and did not have any such contracts outstanding.
     Gold. We purchase a portion of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $2.3 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2006. As of August 26, 2006, we have fulfilled approximately half of our gold requirements for fiscal 2007 through the purchase of gold.

Item 8. Financial Statement and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Achievement Group Holding Corp.
     We have audited the accompanying consolidated balance sheet of American Achievement Group Holding Corp. and subsidiaries (“Parent Holdings”) as of August 26, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of Parent Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Parent Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Parent Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parent Holdings as of August 26, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
AAC Group Holding Corp.
     We have audited the accompanying consolidated balance sheets of AAC Group Holding Corp. and subsidiaries (“Intermediate Holdings”) (wholly-owned subsidiary of American Achievement Group Holding Corp.) as of August 26, 2006 and August 27, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of Intermediate Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Intermediate Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Intermediate Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intermediate Holdings as of August 26, 2006 and August 27, 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Achievement Corporation
     We have audited the accompanying consolidated balance sheets of American Achievement Corporation and subsidiaries (“AAC”) (wholly-owned indirect subsidiary of AAC Group Holding Corp.) as of August 26, 2006 and August 27, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 26, 2006 and August 27, 2005 and the periods from March 26, 2004 to August 28, 2004 (Successor, five months) and from August 31, 2003 to March 25, 2004 (Predecessor, seven months). These financial statements are the responsibility of AAC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. AAC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of AAC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AAC as of August 26, 2006 and August 27, 2005 and the results of their operations and their cash flows for the years ended August 26, 2006 and August 27, 2005 and the periods from March 26, 2004 to August 28, 2004 and from August 31, 2003 to March 25, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 21, 2006

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Balance Sheet

Parent Holdings
August 26, 2006
(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,404
Accounts receivable, net of allowance for doubtful accounts of $2,330	40,226
Inventories, net	31,438
Deferred tax asset	5,582
Prepaid expenses and other current assets, net	13,944

Total current assets	94,594

Property, plant and equipment, net	76,054
Goodwill	184,565
Other intangible assets, net	148,595
Other assets	7,468

Total assets	$511,276

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$2,147
Accounts payable	13,585
Customer deposits	11,392
Accrued expenses	23,382
Deferred revenue	2,617
Accrued interest	5,997

Current portion of long-term debt	1,090

Total current liabilities	60,210

Long-term debt, net of current portion	525,734
Mandatory redeemable preferred stock, $.01 par value, 15,000 shares authorized, 7,500 shares issued and outstanding	7,500
Deferred tax liabilities	25,760
Other long-term liabilities	6,858

Total liabilities	626,062

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.01 par value, 1,250,000 shares authorized, 505,460 shares issued and outstanding	5
Additional paid-in capital	(124,045)
Accumulated earnings	9,254

Total stockholders’ equity (deficit)	(114,786)

Total liabilities and stockholders’ equity (deficit)	$511,276

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Balance Sheets

	Intermediate Holdings
	August 26, 2006	August 27, 2005
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,904	$4,324
Accounts receivable, net of allowance for doubtful accounts of $2,330 and $2,794, respectively	40,226	39,803
Inventories, net	31,438	22,221
Deferred tax asset	5,582	6,760
Prepaid expenses and other current assets, net	13,944	22,785

Total current assets	94,094	95,893

Property, plant and equipment, net	76,054	75,943
Goodwill	184,565	184,026
Other intangible assets, net	139,592	153,265

Other assets	7,468	3,809

Total assets	$501,773	$512,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$2,147	$3,730
Accounts payable	13,585	13,959
Customer deposits	11,392	17,762
Accrued expenses	23,292	26,263
Deferred revenue	2,617	1,004
Accrued interest	5,997	7,370
Current portion of long-term debt	1,090	1,409

Total current liabilities	60,120	71,497

Long-term debt, net of current portion	371,537	384,367
Deferred tax liabilities	27,523	24,877
Other long-term liabilities	5,879	8,377

Total liabilities	465,059	489,118

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	5
Additional paid-in capital	24,144	16,491
Accumulated earnings	12,570	8,278
Accumulated other comprehensive gain (loss)	—	(956)

Total stockholders’ equity	36,714	23,818

Total liabilities and stockholders’ equity	$501,773	$512,936

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Balance Sheets

	AAC
	August 26, 2006	August 27, 2005
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,381	$4,093

Accounts receivable, net of allowance for doubtful accounts of $2,330 and $2,794, respectively	40,226	39,803
Inventories, net	31,438	22,221
Deferred tax asset	5,582	6,760

Prepaid expenses and other current assets, net	13,944	22,785

Total current assets	93,571	95,662

Property, plant and equipment, net	76,054	75,943
Goodwill	184,565	184,026
Other intangible assets, net	136,884	150,112
Other assets	7,468	3,809

Total assets	$498,542	$509,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$2,147	$3,730
Accounts payable	13,585	13,959
Customer deposits	11,392	17,762
Accrued expenses	23,290	26,252
Deferred revenue	2,617	1,004
Accrued interest	5,997	7,370
Current portion of long-term debt	1,090	1,409

Total current liabilities	60,118	71,486

Long-term debt, net of current portion	264,720	287,711
Deferred tax liabilities	34,307	27,748
Other long-term liabilities	5,851	8,344

Total liabilities	364,996	395,289

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	109,046	102,046
Accumulated earnings	24,500	13,173

Accumulated other comprehensive gain (loss)	—	(956)

Total stockholders’ equity	133,546	114,263

Total liabilities and stockholders’ equity	$498,542	$509,552

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Operations

Parent Holdings
For the year ended
August 26, 2006
(Dollars in thousands)

Net sales	$320,910
Cost of sales	134,258

Gross profit	186,652
Selling, general and administrative expenses	144,129

Operating income	42,523
Interest expense, net of interest income	39,331

Income before provision for income taxes	3,192
Provision for income taxes	(2,216)

Net income	$976

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Operations

	Intermediate Holdings
	For the year ended
	August 26, 2006	August 27, 2005
	(Dollars in thousands)
Net sales	$320,910	$313,788
Cost of sales	134,258	134,375

Gross profit	186,652	179,413
Selling, general and administrative expenses	144,129	144,592

Operating income	42,523	34,821
Interest expense, net of interest income	34,246	31,271

Income before provision for income taxes	8,277	3,550
Provision for income taxes	(3,985)	(1,738)

Net income	$4,292	$1,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Operations

	AAC
	(Successor)			(Predecessor)
			For the period	For the period
	For the year ended		March 26, 2004 —	August 31, 2003 —
	August 26, 2006	August 27, 2005	August 28, 2004	March 25, 2004
	(Dollars in thousands)
Net sales	$320,910	$313,788	$167,350	$146,721
Cost of sales	134,258	134,375	83,521	59,857

Gross profit	186,652	179,413	83,829	86,864
Selling, general and administrative expenses	144,129	144,592	62,647	74,992

Operating income	42,523	34,821	21,182	11,872
Interest expense, net of interest income	23,289	23,497	10,257	16,455

Income (loss) before provision for income taxes	19,234	11,324	10,925	(4,583)
Provision for income taxes	(7,907)	(4,617)	(4,459)	—

Net income (loss)	11,327	6,707	6,466	(4,583)
Preferred dividends	—	—	—	(700)

Net income (loss) applicable to common stockholders	$11,327	$6,707	$6,466	$(5,283)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Stockholders’ Equity

				Accumulated
			Additional	other	Accumulated
	Common Stock		Paid-in	comprehensive	earnings
Parent Holdings	Shares	Amount	Capital	income (loss)	(deficit)	Total
	(Dollars in thousands)

Balance at incorporation, May 30, 2006	—	$—	$—	$—	$—	$—

Issuance of stock to Parent Holdings’ stockholders in exchange for transfer of Intermediate Holdings’ stock	505,460	5	16,491	(956)	8,278	23,818

Dividend distribution to stockholders	—	—	(140,536)	—	—	(140,536)

Comprehensive income-
Net income	—	—	—	—	976	976
Adjustment to minimum pension liability (net of tax impact)	—	—	—	956	—	956

Total comprehensive income (loss)	—	—	—	956	976	1,932

Balance, August 26, 2006	505,460	$5	$(124,045)	$—	$9,254	$(114,786)

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other	Accumulated
	Common Stock		Paid-in	comprehensive	earnings
Intermediate Holdings	Shares	Amount	Capital	income (loss)	(deficit)	Total
	(Dollars in thousands)

Balance at incorporation, November 8, 2004	—	$—	$—	$—	$—	$—

Issuance of common stock	1,015,426	10	102,036	—	6,466	108,512
Distribution to stockholders through repurchase of common stock	(509,966)	(5)	(85,545)	—	—	(85,550)

Comprehensive income-
Net income	—	—	—	—	1,812	1,812
Adjustment to minimum pension liability (net of tax impact)	—	—	—	(956)	—	(956)

Total comprehensive income (loss)	—	—	—	(956)	1,812	856

Balance, August 27, 2005	505,460	$5	$16,491	$(956)	$8,278	$23,818

Comprehensive income-
Net income	—	—	—	—	4,292	4,292
Adjustment to minimum pension liability (net of tax impact)	—	—	—	956	—	956

Total comprehensive income	—	—	—	956	4,292	5,248

Capital contribution from Parent Holdings	—	—	7,648	—	—	7,648
Exchange of Intermediate Holdings’ stock for stock in Parent Holdings	(505,360)	(5)	5	—	—	—

Balance, August 26, 2006	100	$—	$24,144	$—	$12,570	$36,714

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Stockholders’ Equity

						Accumulated
					Additional	Other	Accumulated
	Preferred Stock		Common Stock		Paid-in	comprehensive	earnings
AAC	Shares	Amount	Shares	Amount	Capital	income (loss)	(deficit)	Total
	(Dollars in thousands)
Balance, August 30, 2003 (Predecessor)	1,007,366	$10	809,775	$8	$95,350	$(5,150)	$(18,375)	$71,843

Comprehensive loss
Net loss	—	—	—	—	—	—	(4,583)	(4,583)
Adjustment to minimum pension liability	—	—	—	—	—	40	—	40

Total comprehensive loss	—	—	—	—	—	40	(4,583)	(4,543)
Accrued dividends on minority interest in CBI	—	—	—	—	—	—	(700)	(700)
Repurchase of common and preferred stock	(1,007,366)	(10)	(809,775)	(8)	(95,350)	—	—	(95,368)
Effect of purchase accounting	—	—	—	—	—	5,110	23,658	28,768
Issuance of common stock (Successor)			100	—	102,046	—	—	102,046

Balance, March 26, 2004 (Successor)	—	$—	100	$—	$102,046	$—	$—	$102,046

Net income	—	—	—	—	—	—	$6,466	$6,466

Balance, August 28, 2004 (Successor)	—	$—	100	$—	$102,046	$—	$6,466	$108,512

Comprehensive income-
Net income	—	—	—	—	—	—	6,707	6,707
Adjustment to minimum pension liability (net of tax impact)	—	—	—	—	—	(956)	—	(956)

Total comprehensive income (loss)	—	—	—	—	—	(956)	6,707	5,751

Balance, August 27, 2005	—	$—	100	$—	$102,046	$(956)	$13,173	$114,263

Comprehensive income-
Net income	—	—	—	—	—	—	11,327	11,327
Adjustment to minimum pension liability (net of tax impact)	—	—	—	—	—	956	—	956

Total comprehensive income (loss)	—	—	—	—	—	956	11,327	12,283
Capital contribution from Intermediate Holdings	—	—	—	—	7,000	—	—	7,000

Balance, August 26, 2006	—	$—	100	$—	$109,046	$—	$24,500	$133,546

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Cash Flows

Parent Holdings
For the year ended
August 26, 2006
(Dollars in thousands)
Cash flows from operating activities:

Net income	$976

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,095
Deferred income taxes	2,061

Amortization of debt discount and deferred financing fees	2,269

Accretion of interest on 10.25% senior discount notes	10,161

Accretion of 12.75% PIK notes	4,197
Loss on sales of property, plant and equipment	79
Provision for doubtful accounts	(464)
Changes in assets and liabilities:
Accounts receivable	41
Inventories, net	(9,217)
Prepaid expenses and other current assets, net	7,325
Other assets	(2,143)
Deferred revenue	1,613
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(12,574)

Net cash provided by operating activities	29,419

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,511)
Final payment for business acquired	(539)
Proceeds from sales of property, plant and equipment	104

Net cash used in investing activities	(12,946)

Cash flows from financing activities:
Payments on term loan	(32,610)
Proceeds from credit facility revolver	35,050
Payments on credit facility revolver	(25,750)
Proceeds from preferred stock issuance	7,500
Proceeds from 12.75% PIK notes	150,000
Distribution to stockholders	(140,536)
Deferred financing fees	(9,464)
Change in bank overdraft	(1,583)

Net cash used in financing activities	(17,393)

Net decrease in cash and cash equivalents	(920)

Cash and cash equivalents, beginning of period	4,324

Cash and cash equivalents, end of period	$3,404

Supplemental disclosure
Cash paid during the period for:
Interest	$23,449

Income taxes	$703

Supplemental non-cash investing and financing activities disclosure
Transfer of preferred stock and accumulated dividends from Intermediate Holdings to Parent Holdings	$7,648

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Cash Flows

	Intermediate Holdings
	For the year ended
	August 26, 2006	August 27, 2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$4,292	$1,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,095	25,281
Deferred income taxes	3,824	1,521
Amortization of debt discount and deferred financing fees	1,959	1,882
Accretion of interest on 10.25% senior discount notes	10,161	7,387
Loss on sales of property, plant and equipment	79	—
Provision for doubtful accounts	(464)	(107)
Changes in assets and liabilities:
Accounts receivable	41	3,586
Inventories, net	(9,217)	802
Prepaid expenses and other current assets, net	7,325	3,445
Other assets	(2,143)	(2,664)
Deferred revenue	1,613	(4,499)
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(13,242)	(1,005)

Net cash provided by operating activities	29,323	37,441

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,511)	(12,795)
Final payment on business acquired	(539)	—
Proceeds from sales of property, plant and equipment	104	—

Net cash used in investing activities	(12,946)	(12,795)

Cash flows from financing activities:
Payments on term loan	(32,610)	(15,493)
Proceeds from credit facility revolver	35,050	33,450
Payments on credit facility revolver	(25,750)	(33,450)
Proceeds from preferred stock issuance	7,500	—
Redemption of 11.625% senior unsecured notes	—	(6,075)
Proceeds from 10.25% senior discount notes	—	89,269
Distribution to stockholders	—	(85,550)
Deferred financing fees	(404)	(3,508)
Change in bank overdraft	(1,583)	(2,003)

Net cash used in financing activities	(17,797)	(23,360)

Net increase (decrease) in cash and cash equivalents	(1,420)	1,286

Cash and cash equivalents, beginning of period	4,324	3,038

Cash and cash equivalents, end of period	$2,904	$4,324

Supplemental disclosure
Cash paid during the period for:
Interest	$23,449	$21,966

Income taxes	$703	$224

Supplemental non-cash investing and financing activities disclosure
Transfer of preferred stock and accumulated dividends from Intermediate Holdings to Parent Holdings	$7,648	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statement of Cash Flows

	AAC
			For the period	For the period
	For the year ended		March 26, 2004 —	August 31, 2003 —
	August 26, 2006	August 27, 2005	August 28, 2004	March 25, 2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$11,327	$6,707	$6,466	$(4,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,095	25,281	10,344	8,530
Deferred income taxes	7,737	4,392	4,309	—
Amortization of debt discount and deferred financing fees	1,498	1,527	629	1,197
Loss on sales of property, plant and equipment	79	—	—	—
Provision for doubtful accounts	(464)	(107)	(236)	(144)
Changes in assets and liabilities:
Accounts receivable	41	3,586	(1,506)	2,758
Inventories, net	(9,217)	802	26,266	(18,963)
Prepaid expenses and other current assets, net	7,325	3,445	(16,262)	2,573
Other assets	(2,143)	(2,664)	1,779	(959)
Deferred revenue	1,613	(4,499)	2,615	(2,235)
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(13,629)	(1,049)	(36,862)	52,053

Net cash provided by (used in) operating activities	29,262	37,421	(2,458)	40,227

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,511)	(12,795)	(3,665)	(12,793)
Final payment for business acquired	(539)	—	—	—
Proceeds from sales of fixed assets	104	—	—	—
Acquisitions of businesses, net of cash acquired	—	—	—	(99,263)

Net cash used in investing activities	(12,946)	(12,795)	(3,665)	(112,056)

Cash flows from financing activities:
Proceeds from revolver	—	—	—	4,000
Payments on revolver	—	—	—	(13,500)
Proceeds of common stock issuance	—	—	—	102,046
Proceeds from term loan	—	—	—	155,000
Payments on term loan	(32,610)	(15,493)	(387)	—
Proceeds from 8.25% senior subordinated notes	—	—	—	150,000
Proceeds from credit facility revolver	35,050	33,450	5,000	2,000
Payments on credit facility revolver	(25,750)	(33,450)	(7,000)	—
Redemption of common and preferred stock	—	—	—	(95,368)
Redemption of 11% senior subordinated notes	—	—	—	(41,355)
Redemption of 11.625% senior unsecured notes	—	(6,075)	—	(170,925)
Capital contribution	7,000	—	—	—
Deferred financing fees	(135)	—	(969)	(10,143)
Change in bank overdraft	(1,583)	(2,003)	3,252	(2,396)

Net cash provided by (used in) financing activities	(18,028)	(23,571)	(104)	79,359

Net increase (decrease) in cash and cash equivalents	(1,712)	1,055	(6,227)	7,530
Cash and cash equivalents, beginning of period	4,093	3,038	9,265	1,735

Cash and cash equivalents, end of period	$2,381	$4,093	$3,038	$9,265

Supplemental disclosure
Cash paid during the period for:
Interest	$23,449	$21,966	$2,567	$18,873

Income taxes	$703	$224	$88	$178

Supplemental non-cash financing activities disclosure
Accrued preferred stock dividends	$—	$—	$—	$700

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands)
1. Summary of Organization and Significant Accounting Policies
Registrants
     The consolidated financial statements of American Achievement Group Holding Corp. (“Parent Holdings”) include the accounts of its wholly-owned subsidiary, AAC Group Holding Corp. (“Intermediate Holdings”) and its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), all of which are separate public reporting companies. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Together, Parent Holdings, Intermediate Holdings and AAC are referred to as the “Company.”
Description of Business
     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in five reporting segments; class rings, yearbooks, graduation products, achievement publications and other. The Company’s corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.
Consolidation
     Intermediate Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Intermediate Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Intermediate Holdings.
     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”) , generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’, common stock from its stockholders. Other than this debt obligation, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for fiscal 2006 and 2005 represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC and Intermediate Holdings are treated as entities under common control and therefore, the consolidated statements of operations and cash flows presented for Intermediate Holdings combine the results of AAC.
     Parent Holdings was formed in May of 2006, and the stockholders of Intermediate Holdings participated in an exchange, pursuant to which they exchanged their shares of common stock and preferred stock in Intermediate Holdings for a like amount of shares in Parent Holdings. Following the exchange, Intermediate Holdings became a wholly-owned subsidiary of Parent Holdings. On June 12, 2006, Parent Holdings issued $150.0 million of 12.75% Senior PIK notes due 2012 (the “12.75% PIK Notes”), generating net proceeds of $140.9 million. Parent Holdings is the sole obligor of these notes. The net proceeds of this offering were used to pay a dividend to the stockholders. Other than this debt obligation, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows for fiscal 2006 represent those of Parent Holdings’ wholly-owned direct subsidiary Intermediate Holdings. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC, Intermediate Holdings and Parent Holdings are treated as entities under common control and therefore, the consolidated statement of operations and cash flows presented for Parent Holdings combine the results of Intermediate Holdings and AAC.
     Unless separately stated, the notes herein relate to Parent Holdings, Intermediate Holdings, and AAC for fiscal 2006, and to Intermediate Holdings and AAC for fiscal 2005, and to AAC for all other periods presented.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Effective January 30, 2004, AAC acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The purchase price paid in connection with this acquisition was approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing and the remainder paid upon achieving certain financial targets through January 2006. The C-B Announcements Acquisition was accounted for using the purchase method of accounting. The results of operations of the C-B Announcements Acquisition have been included in AAC’s consolidated results of operations since the date of acquisition.
Basis of Presentation and Comparability
     The consolidated financial statements for the predecessor period from August 31, 2003 through March 25, 2004 and for the year ended August 30, 2003 were prepared using the historical basis of accounting. As a result of the merger transaction as discussed in Note 2, AAC applied purchase accounting and a new basis of accounting began on March 26, 2004. AAC has reflected a predecessor period from August 31, 2003 to March 25, 2004 and a successor period from March 26, 2004 to August 28, 2004 in AAC’s consolidated financial statements for fiscal 2004. Accordingly, the results of operations for AAC prior to the acquisition are not comparable to results for subsequent periods.
Fiscal Year-End
     The Company uses a 52/53-week fiscal year ending on the last Saturday of August. All fiscal years presented in the consolidated financial statements were 52-week fiscal years.
Cash and Cash Equivalents
     Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase.
Allowance for Doubtful Accounts
     The Company makes estimates of potentially uncollectible customer accounts receivable. The Company believes that its credit risk for these receivables is limited because of its large number of customers and the relatively small account balances for most of its customers. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available. On the consolidated balance sheet, the allowance for doubtful accounts also includes an allowance for product returns.
     Allowances deducted from asset accounts were as follows:
Allowance for doubtful accounts and product returns

	Balance at
	Beginning of	Charged to Costs			Balance at End of
	Period	and Expenses	Other	Write-offs	Period
Parent Holdings
Year ended August 26, 2006	$2,794	$6,923	$—	$(7,387)	$2,330

Intermediate Holdings
Year ended August 26, 2006	$2,794	$6,923	$—	$(7,387)	$2,330
Year ended August 27, 2005	2,862	7,050	99	(7,217)	2,794

AAC
Year ended August 26, 2006	$2,794	$6,923	$—	$(7,387)	$2,330
Year ended August 27, 2005	2,862	7,050	99	(7,217)	2,794
March 26, 2004 — August 28, 2004	3,098	3,790	124	(4,150)	2,862

August 31, 2003 — March 25, 2004 (Predecessor)	3,242	3,445	(160)	(3,429)	3,098

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Inventories
     Inventories, which include raw materials, labor and manufacturing overhead and finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) method, net of allowance for obsolete inventory.
Sales Representative Advances and Related Reserve
     The Company advances commissions to independent sales representatives as prepaid commissions against anticipated earnings. Such amounts are repaid by the independent sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
     The Company advances commissions to new sales representatives that are developing sales territories and makes payments to predecessor sales representatives on behalf of successor sales representatives. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts that it estimates to be uncollectible.
     Reserves deducted from asset accounts were as follows:
Reserve on sales representatives advances

	Balance at
	Beginning of	Charged to Costs		Balance at End of
	Period	and Expenses	Write-offs(1)	Period
Parent Holdings
Year ended August 26, 2006	$2,536	$1,867	$(2,348)	$2,055

Intermediate Holdings
Year ended August 26, 2006	$2,536	$1,867	$(2,348)	$2,055
Year ended August 27, 2005	2,383	1,794	(1,641)	2,536

AAC
Year ended August 26, 2006	$2,536	$1,867	$(2,348)	$2,055
Year ended August 27, 2005	2,383	1,794	(1,641)	2,536
March 26, 2004 — August 28, 2004	2,254	1,205	(1,076)	2,383

August 31, 2003 — March 25, 2004 (Predecessor)	2,516	813	(1,075)	2,254

(1)	Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company
Property, Plant and Equipment
     Property, plant and equipment are stated at historical cost for the predecessor period through March 25, 2004, at which time AAC adjusted property and equipment to fair value in accordance with purchase accounting. Property, plant and equipment are stated net of accumulated depreciation. Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized at cost. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operating results for the period. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

Description	Useful life
Buildings and improvements	10 to 33 years
Tools and dies	8 years
Machinery and equipment	2 to 10 years
Leasehold improvements	Shorter of useful life or term of lease

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Goodwill and Other Intangible Assets
     Goodwill and other intangible assets are originally recorded at their fair values at the date of acquisition. Goodwill and indefinite-lived intangibles are no longer amortized, but are tested annually for impairment, or more frequently if impairment indicators occur. Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.
Impairment of Long-lived Assets
     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires an entity to review long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination was made. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments.
Customer Deposits
     Amounts received from customers in the form of cash down payments to purchase goods are recorded as a liability until the goods are shipped.
Income Taxes
     In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized net of any valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
Fair Value of Financial Instruments
     The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, bank overdraft, accounts payable and long-term debt (including current maturities). The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, bank overdraft and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s long-term debt at August 26, 2006 is approximately $1.7 million lower than the carrying value based on current rates available to the Company for debt with the same or similar terms.
Stock-Based Compensation
     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123.” Beginning August 28, 2005, the Company adopted SFAS 123 (Revised 2004) “Share-Based Payment: an amendment of FASB Statements No. 123 and 95” (SFAS 123(R)). SFAS 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method under APB No. 25. Since the Company has not issued any stock-based compensation since March 25, 2004, the adoption of SFAS 123(R) did not have a significant impact on its financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted in the period August 31, 2003 to March 25, 2004 consistent with the provisions of SFAS 123(R), the pro forma net income (loss) for AAC would have been reported as follows:

(Predecessor)
For the period
August 31, 2003 —
March 25, 2004
Net loss	$(4,583)
Less: stock-based compensation expense, net of related taxes	11

Net loss-pro forma	$(4,594)

     The Company did not have any options outstanding during the fiscal year ended August 26, 2006. AAC did not have any options outstanding during the period fiscal year ended August 27, 2005 and the period March 26, 2004 to August 28, 2004.
     The fair value of each option grant was estimated at the date of grant for the period August 31, 2003 to March 25, 2004 using the following assumptions:

(Predecessor)
For the Period
August 31, 2003 —
March 25, 2004
Risk-free interest rate	3.93%
Expected life	10 years
Volatility	25%
Dividend yield	—
Revenue Recognition and Warranty Costs
     The Company’s revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. The Company’s stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded at the time of sale based upon historical information and current trends.
     The Company’s accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to the Company’s end customer.
     The Company recognizes revenues on its publishing operations based upon the completed contract method, when the products are shipped.
     Provisions for warranty costs related to the Company’s products, sales returns and uncollectible amounts are recorded based on historical information and current trends.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Product warranty liabilities were as follows:
Accrued ring repair liability

	Balance at	Charged to Costs
	Beginning of	and Expenses		Balance at End of
	Period	(accruals)	Claims	Period
Parent Holdings
Year ended August 26, 2006	$1,182	$348	$(414)	$1,116

Intermediate Holdings
Year ended August 26, 2006	$1,182	$348	$(414)	$1,116
Year ended August 27, 2005	1,210	808	(836)	1,182

AAC
Year ended August 26, 2006	$1,182	$348	$(414)	$1,116
Year ended August 27, 2005	1,210	808	(836)	1,182
March 26, 2004 — August 28, 2004	1,500	347	(637)	1,210

August 31, 2003 — March 25, 2004 (Predecessor)	1,500	461	(461)	1,500
Seasonality
     The seasonal nature of the Company’s various businesses tends to be tempered by its broad product mix. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. The Company’s recognition and affinity product line sales are also seasonal. The majority of the Company’s achievement publications are shipped in August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.
     As a result of the foregoing, the Company has historically experienced operating losses during its fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, the Company’s working capital requirements tend to exceed its operating cash flows from May through September.
Concentration of Credit Risk
     Credit is extended to certain industries, such as educational and retail, which may be affected by changes in economic or other external conditions. The Company’s policy is to manage its exposure to credit risk through credit approvals and limits.
Shipping and Handling Fees
     In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company recognizes as revenue amounts billed to customers related to shipping and handling, with the related expense recorded as a component of cost of sales.
Supplier Concentration
     The Company purchases substantially all synthetic and semi-precious stones from a single supplier located in Germany.
Advertising
      The Company expenses advertising costs as incurred; however in accordance with AICPA Statement of Position 93-7 “Reporting on Advertising Costs” the Company defers certain advertising costs until the first time the advertising takes place. These deferred advertising costs are included in prepaid expenses and other current assets.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Selling, general and administrative expenses for the Company include advertising expenses of $6,160 for the year ended August 26, 2006.
     Selling, general and administrative expenses for the Intermediate Holdings and AAC include advertising expenses of $5,999 for the year ended August 27, 2005.
     Selling, general and administrative expenses for AAC include advertising expenses of $2,446 for the period from March 26, 2004 to August 28, 2004, and $5,260 for the period August 31, 2003 to March 25, 2004.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Comapny will adopt the provisions of FAS 154 in its fiscal year 2007 and believes that its adoption will have no impact on its financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning with its fiscal year 2008. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for the Company with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 during its fiscal year 2007. The Company does not expect the adoption of SAB 108 will have a material impact on the Company’s consolidated results of operations and financial condition.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“FAS 158”). FAS 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of FAS 158 will be effective for the Company beginning with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.
2. Merger
     On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. AAC Holding Corp. is a wholly owned subsidiary of Intermediate Holdings. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of $150.0 million aggregate principal amount of AAC’s 8.25% senior subordinated notes due 2012 (the “8.25% Notes”).
     Beginning on March 25, 2004, AAC accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation of AAC’s assets and liabilities based upon the fair values as of the date of the Merger. As required under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” AAC has reflected all applicable purchase accounting adjustments in the consolidated financial statements covering periods subsequent to the Merger. As required, AAC established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values.
     AAC estimated the fair value of its assets and liabilities, including intangible assets and property, plant and equipment, as of the Merger date and utilized information available at the time, including outside third party appraisals.
     AAC allocated the purchase price in the Merger as follows:

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Deferred income taxes	(12,043)
Other long-term liabilities	(9,042)

Total purchase price	$419,200

     As a result of the Merger, AAC has reflected pre-Merger periods (“Predecessor”) for results of operations prior to March 25, 2004 and post-Merger periods (“Successor”) for results of operations subsequent to March 25, 2004 in its consolidated financial information and statements.
     During the period from March 26, 2004 to August 28, 2004, AAC recognized in its consolidated statements of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
3. Comprehensive Income (Loss)
     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive income (loss). The following amounts were included in determining comprehensive income (loss) for the years ended August 26, 2006 and August 27, 2005 and periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004.

For the year ended
August 26, 2006

Parent Holdings
Net income	$976
Adjustment in minimum pension liability (net of tax impact)	956

Total comprehensive income	$1,932

	For the year ended
	August 26, 2006	August 27, 2005

Intermediate Holdings
Net income	$4,292	$1,812
Adjustment in minimum pension liability (net of tax impact)	956	(956)

Total comprehensive income	$5,248	$856

	(Successor)			(Predecessor)
	For the year ended		For the period	For the period
	August 26,	August 27,	March 26, 2004 —	August 31, 2003 —
	2006	2005	August 28, 2004	March 25, 2004

AAC
Net income (loss)	$11,327	$6,707	$6,466	$(4,583)
Adjustment in minimum pension liability (net of tax impact)	956	(956)	—	40

Total comprehensive income (loss)	$12,283	$5,751	$6,466	$(4,543)

In conjunction with the Merger, AAC reset its comprehensive income (loss) balance to $0 for purchase accounting treatment.
4. Significant Acquisitions
     Effective January 30, 2004, AAC acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Graduation Announcements Acquisition”). The purchase price paid in connection with this acquisition was approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing, and the remainder upon achieving certain financial goals through January 2006. The C-B Graduation Announcements Acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented since the effect of the C-B Graduation Announcements Acquisition on AAC’s financial position and results of operations is not material. In January 2006, AAC made a final payment on the purchase price for C-B Graduation Announcements, LLC of $0.5 million upon the achievement of certain financial goals.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
5. Inventories, Net
     A summary of inventories, net is as follows:

	August 26, 2006

Parent Holdings
Raw materials	$17,759
Work in process	6,473
Finished goods	7,400
Less—Reserves	(194)

	$31,438

	August 26, 2006	August 27, 2005

Intermediate Holdings and AAC
Raw materials	$17,759	$9,022
Work in process	6,473	6,306
Finished goods	7,400	7,098
Less—Reserves	(194)	(205)

	$31,438	$22,221

     The Company’s cost of sales includes depreciation and amortization of $9,424 for the year ended August 26, 2006. For Intermediate Holdings and for AAC, cost of sales included depreciation and amortization of $9,222 for the year ended August 27, 2005. For AAC, cost of sales included depreciation and amortization of $3,878 for the period from March 26, 2004 to August 28, 2004 and $5,062 for the period from August 31, 2003 to March 25, 2004.
     Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company expensed consignment fees of $291 for the year ended August 26, 2006. Intermediate Holdings and AAC expensed consignment fees of $342 for the year ended August 27, 2005. AAC expensed consignment fees of $180 for the period from August 31, 2003 to March 25, 2004 and $161 for the period from March 26, 2004 to August 28, 2004. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of August 26, 2006, the Company held no gold on consignment. As of August 27, 2005, Intermediate Holdings and AAC held approximately 17,070 ounces of gold valued at approximately $7.5 million on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
6. Prepaid Expenses and Other Current Assets, Net
     Prepaid expenses and other current assets, net consist of the following:

	August 26, 2006

Parent Holdings
Sales representative advances	$7,830
Less—reserve on sales representative advances	(2,055)
Deferred publication and ring costs	364
Prepaid advertising and promotional materials	2,254
Prepaid management fees — related party	250
Other	5,301

	$13,944

	August 26, 2006	August 27, 2005

Intermediate Holdings and AAC
Sales representative advances	$7,830	$12,705
Less—reserve on sales representative advances	(2,055)	(2,536)
Deferred publication and ring costs	364	4,212
Prepaid advertising and promotional materials	2,254	3,578
Prepaid management fees — related party	250	3,578
Other	5,301	4,826

	$13,944	$22,785

As of August 26, 2006, the Company had no options to purchase gold. Included in Intermediate Holdings’ and AAC’s other current assets as of August 27, 2005 was approximately $402 paid for options to purchase gold. The outstanding options at August 27, 2005 expired or were utilized by May 31, 2006.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
7. Property, Plant and Equipment, Net
     Property, plant and equipment, net consist of the following:

	August 26, 2006

Parent Holdings
Land	$9,550
Buildings and improvements	8,884
Tools and dies	23,622
Machinery and equipment	61,335
Construction in progress	4,435

Total	107,826
Less-accumulated depreciation	(31,772)

Property, plant, and equipment, net	$76,054

	August 26, 2006	August 27, 2005

Intermediate Holdings and AAC
Land	$9,550	$9,550
Buildings and improvements	8,884	8,184
Tools and dies	23,622	21,933
Machinery and equipment	61,335	49,145
Construction in progress	4,435	5,864

Total	107,826	94,676
Less-accumulated depreciation	(31,772)	(18,733)

Property, plant, and equipment, net	$76,054	$75,943

The Company’s depreciation expense recorded in the accompanying consolidated statements of operations was $13,230 for the year ended August 26, 2006. For Intermediate Holdings and AAC, depreciation expense recorded in the accompanying consolidated statements of operations was $13,415 for the year ended August 27, 2005. For AAC, depreciation expense recorded in the accompanying consolidated statements of operations was $5,401 for the period March 26, 2004 to August 28, 2004 and $7,406 for the period August 31, 2003 to March 25, 2004.
     The Company’s commitments for equipment under the noncancellable portion of all capital leases for each of the five years ending after August 26, 2006 and thereafter are approximately as follows:

Fiscal Year Ending	Capital

2007	$1,332
2008	174
2009	—
2010	—
2011	—
Thereafter	—
Interest	(40)

$1,466

      Capital lease assets are carried on the balance sheet under machinery and equipment, net and their corresponding liabilities are carried under accrued expenses (short-term portion) and other long-term liabilities (long-term portion). Capital lease liabilities are $1,466 as of August 26, 2006.
      For Intermediate Holdings and AAC, the total balance of gross capital lease assets was $5,022 as of August 27, 2005, with accumulated depreciation of $839.

8. Goodwill and Other Intangible Assets
Goodwill
     The Company accounts for its long-lived assets with indefinite lives under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” or SFAS No. 142. Under SFAS No. 142 the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of the Merger, a third party valuation, among other factors, was used by management, in formulating other intangible assets values and the residual goodwill.
AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     The changes in the net carrying amount of goodwill were as follows:

	Fiscal year ended August 26, 2006
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Parent Holdings, Intermediate Holdings and AAC
Balance at beginning of period	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026
Post closing purchase price adjustment on C-B Graduation Announcement acquisition	—	—	539	—	—	$539

Balance at end of period	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565

	Fiscal year ended August 27, 2005
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Intermediate Holdings and AAC
Balance at beginning of period	$71,033	$64,551	$22,996	$11,569	$11,931	$182,080
Finalization of previously estimated taxes and transaction costs associated with professional services in connection with the Merger	759	690	246	124	127	$1,946

Balance at end of period	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Other Intangible Assets
     Other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset

Parent Holdings
At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	24,084	(4,745)	19,339
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916

Total		$182,012	$(33,417)	$148,595

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset

Intermediate Holdings
At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,755	(4,419)	10,336
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916

Total		$172,683	$(33,091)	$139,592

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset

Intermediate Holdings
At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,620	(2,475)	12,145
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

Total		$172,548	$(19,283)	$153,265

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset

AAC
At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,247	(3,619)	7,628
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916

Total		$169,175	$(32,291)	$136,884

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset

AAC
At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(2,120)	8,992
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

Total		$169,040	$(18,928)	$150,112

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     For Parent Holdings, total amortization on other intangible assets was $14,108 for the year ended August 26, 2006, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense is $14,431, $13,334, $13,334, $13,334, and $12,817, respectively, for fiscal years 2007 through 2011.
     For Intermediate Holdings, total amortization on other intangible assets was $13,808 and $13,716 for the year ended August 26, 2006, and August 27, 2005, respectively of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense is $12,991, $11,894, $11,894, $11,894 and $11,377, respectively, for fiscal years 2007 through 2011.
     For AAC, total amortization on other intangible assets was $13,362 for the year ended August 26, 2006, $13,361 for the year ended August 27, 2005, $5,567 for the period March 26, 2004 to August 28, 2004 and $2,156 for the period August 31, 2003 to March 25, 2004 of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense is $12,545, $11,448, $11,448, $11,448 and $10,931, respectively, for fiscal years 2007 through 2011.
9. Accrued Expenses
     Accrued expenses consists of the following:

	August 26, 2006

Parent Holdings
Commissions and royalties	$8,653
Compensation and related costs	5,795
Accumulated pension and postretirement benefit cost	3,379
Accrued sales and property taxes	1,492
Accrued workman’s compensation and medical claims	906
Capital lease obligations, short term	1,293
Accrued expenses — related party	90
Other	1,774

	$23,382

	August 26, 2006	August 27, 2005

Intermediate Holdings
Commissions and royalties	$8,653	$7,896
Compensation and related costs	5,795	6,683
Accumulated pension and postretirement benefit cost	3,379	4,984
Accrued sales and property taxes	1,492	1,332
Accrued workman’s compensation and medical claims	906	1,058
Capital lease obligations, short term	1,293	1,250
Accrued expenses — related party	90	—
Other	1,684	3,060

	$23,292	$26,263

	August 26, 2006	August 27, 2005

AAC
Commissions and royalties	$8,653	$7,896
Compensation and related costs	5,795	6,683
Accumulated pension and postretirement benefit cost	3,379	4,984
Accrued sales and property taxes	1,492	1,332
Accrued workman’s compensation and medical claims	906	1,058
Capital lease obligations, short term	1,293	1,250
Accrued expenses — related party	90	—
Other	1,682	3,049

	$23,290	$26,252

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
10. Long-term Debt
     Long-term debt consists of the following:

	August 26, 2006

Parent Holdings
12.75% Senior PIK Notes (including $4,197 PIK interest)	$154,197
10.25% Senior discount notes due 2012 (net of unamortized discount of $24,683)	106,817
8.25% Senior subordinated notes due 2012	150,000
Senior secured credit facility Revolving credit facility due 2010	9,300
Term loan due 2011	106,510

Total	526,824
Less current portion of long-term debt	(1,090)

Total long-term debt	$525,734

	August 26, 2006	August 27, 2005

Intermediate Holdings
10.25% Senior discount notes due 2012 (net of unamortized discount of $24,683 and $34,844, respectively)	$106,817	$96,656
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility Revolving credit facility due 2010	9,300	—
Term loan due 2011	106,510	139,120

Total	372,627	385,776
Less current portion of long-term debt	(1,090)	(1,409)

Total long-term debt	$371,537	$384,367

	August 26, 2006	August 27, 2005

AAC
8.25% Senior subordinated notes due 2012	$150,000	$150,000
Senior secured credit facility Revolving credit facility due 2010	9,300	—
Term loan due 2011	106,510	139,120

Total	265,810	289,120
Less current portion of long-term debt	(1,090)	(1,409)

Total long-term debt	$264,720	$287,711

12.75% Senior PIK Notes
     On June12, 2006, Parent Holdings issued $150 million of 12.75% PIK Notes. The net proceeds of this offering were used to pay a $140,536 dividend to stockholders. Parent Holdings was formed in May 2006, as the parent of Intermediate Holdings and has no separate operations from its ownership in Intermediate Holdings. Interest accrues on these notes at 12.75% per annum. The first interest payment on the 12.75% PIK Notes will occur on October 1,

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
2006. Through April 1, 2011, interest on the 12.75% PIK Notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1.
     The 12.75% PIK Notes mature on October 1, 2012. At maturity, we are required to repay the 12.75% PIK Notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date.
     At any time on or after October 1, 2008, Parent Holdings may redeem the 12.75% PIK Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 109.563%, declining ratably to 103.188%, plus accrued, unpaid, and special interest. At any time prior to October 1, 2008, Parent Holdings may also redeem 100% (but not less than 100%) of the then outstanding notes. The 12.75% PIK Notes are required to be redeemed with the net cash proceeds of certain equity offerings at redemption price equal to the lesser of 109.563% or the then applicable redemption price of the aggregate principal amount, plus accrued, unpaid, and special interest.
     If consolidated EBITDA falls below certain target levels for the four quarters ended February 24, 2007, then the rate at which interest accrues on the 12.75% PIK Notes will increase by 2.00% per annum commencing on and including February 24, 2007. Additionally, if the consolidated group leverage ratio on August 30, 2008 is greater than 5.0 to 1.0, the rate at which interest accrues on the 12.75% PIK Notes will increase an additional 2.00% per annum commencing on and including August 30, 2008.
     If a change in control as defined in the indenture relating to the 12.75% PIK Notes occurs, Parent Holdings must give the holders of the 12.75% Notes the opportunity to sell their 12.75% PIK Notes to Parent Holdings at 101% of the aggregate principal amount outstanding of the 12.75% PIK Notes, plus accrued interest.
     Additionally, the terms of the 12.75% PIK Notes limit Parent Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. As of August 26, 2006, Parent Holdings was in compliance with all such provisions.
Mandatory Redeemable Preferred Stock
     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which Intermediate Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (the “Series A Preferred Stock”). In connection with the Purchase Agreement, the investor was granted (i) registration rights on the capital stock of Intermediate Holdings held by the investor in the event of an initial public offering by Intermediate Holdings, (ii) preemptive rights to purchase additional capital stock of Intermediate Holdings in order to maintain its percentage ownership in Intermediate Holdings upon the sales of additional capital stock and (iii) the right to have an observer seat on the Board of Directors of Intermediate Holdings. Intermediate Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings. All undeclared dividends and declared but unpaid dividends shall accrue from the date the stock was issued. Undeclared dividends for the fiscal 2006 totaled $672, and has been recorded as accrued interest in the financial statements. The Series A Preferred Stock may be redeemed by Intermediate Holdings on or after January 18, 2007 at a price equal to 104% of the Liquidation Preference (as defined in the Amended and Restated Certificate of Incorporation of Intermediate Holdings (the “Certificate of Incorporation”). Such percentage is reduced annually until the purchase price upon redemption to Intermediate Holdings is equal to 100% of the Liquidation Preference. In addition, the Series A Preferred Stock is subject to mandatory redemption on January 18, 2013 or, at the election of the investor, in the event of a Change in Control or a Public Equity Offering (each as defined in the Certificate of Incorporation). As a result of the mandatory redemption requirements, the Series A Preferred Stock was classified as long-term debt.
     The holders of Series A Preferred Stock agreed in May 2006 to exchange their shares of Series A Preferred Stock for new shares of Series A Redeemable Preferred Stock of Parent Holdings, the new parent company of Intermediate Holdings. These new shares have the same rights, preferences and privileges as the Series A Preferred Stock of Intermediate Holdings.
10.25% Senior Discount Notes
     On November 16, 2004 Intermediate Holdings issued the 10.25% Notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders. Intermediate Holdings was formed on November 8, 2004 and has no operations separate from

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
its ownership in AAC Holding Corp. and its subsidiary, AAC. Interest accrues on the 10.25% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10.25% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum. Intermediate Holdings has no operating assets or liabilities other than its investment in AAC Holding Corp. and its subsidiary, AAC.
     At any time on or after October 1, 2008, Intermediate Holdings may redeem the 10.25% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 105.125%, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to October 1, 2007, Intermediate Holdings may redeem up to 35% of the aggregate accreted value of the 10.25% Notes with the proceeds of qualified equity offerings at a redemption price equal to 110.25% of the accreted value.
     If a change in control as defined in the indenture relating to the 10.25% Notes occurs prior to October 1, 2008, Intermediate Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Intermediate Holdings at 101% of the accreted value of the 10.25% Notes, plus accrued interest. If a change in control as defined in the indenture relating to the 10.25% Notes occurs following October 1, 2008, Intermediate Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Intermediate Holdings at 101% of the aggregate principal amount at maturity of the 10.25% Notes, plus accrued interest.
     Additionally, the terms of the 10.25% Notes limit Intermediate Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of August 26, 2006, Intermediate Holdings was in compliance with all such provisions.
8.25% Senior Subordinated Notes
     On March 25, 2004, AAC issued $150 million of the 8.25% Notes. The 8.25% Notes bear interest at a stated rate of 8.25%. The 8.25% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of AAC’s existing and future senior indebtedness, including obligations under the Company’s Senior Credit Facility (as defined below), pari passu in right of payment with any of the Company’s future senior subordinated indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 8.25% Notes are guaranteed by certain of the Company’s existing domestic subsidiaries (non guarantor subsidiaries are minor), and will be guaranteed by certain of the Company’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.
     The Company may not redeem the 8.25%Notes until on or after April 1, 2008, except that the Company, in connection with certain equity offerings, may redeem up to 35 percent of the 8.25% Notes before the third anniversary of the issue date of the 8.25% Notes as long as (a) the Company pays a specified percentage of the principal amount of the 8.25% Notes, plus interest, (b) the Company redeems the 8.25% Notes within 90 days of completing a public equity offering and (c) at least 65 percent of the aggregate principal amount of the 8.25% Notes originally issued remains outstanding afterward.
     If a change in control as defined in the indenture relating to the 8.25% Notes occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101 percent of the principal amount of the 8.25% Notes, plus accrued interest.
     The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of August 26, 2006.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Senior Secured Credit Facility
     In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of August 26, 2006, assets of AAC subject to lien under the Senior Credit Facility were approximately $312.5 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.
     On August 17, 2006, some of the terms of the Senior Credit Facility were amended, “Amended Senior Credit Facility,” which added Parent Holdings to the agreement and gave the Company more latitude in some of the restrictions on restricted junior payments, reimbursement of income taxes and corporate operating expenses.
     The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $273 are made through 2011. The term loan of the Amended Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Amended Senior Credit Facility was approximately 7.8% at August 26, 2006.
     During the year ended August 26, 2006, the Company paid down $32.6 million of the term loan of the Amended Senior Credit Facility, of which $1.3 million were four mandatory quarterly payments.
     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of August 26, 2006 was approximately $28.4 million with $2.3 million in letters of credit outstanding.
     Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan AAC chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization) to be calculated in accordance with the terms specified in the credit agreement governing the Amended Senior Credit Facility.
     The Amended Senior Credit Facility and the indenture governing the 8.25% Notes each contain restrictions on the ability of AAC to pay dividends and make certain other payments to Parent Holdings and subsidiaries. Pursuant to each arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of Parent Holdings and (ii) the payment by Parent Holdings of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.
     AAC was in compliance with the Amended Senior Credit Facility’s covenants as of August 26, 2006.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Long-term debt outstanding as of August 26, 2006 matures as follows:

	Parent	Intermediate
	Holdings	Holdings	AAC
	Amount	Amount	Amount
Fiscal year ending	Maturing	maturing	Maturing

2007	$1,090	$1,090	$1,090
2008	1,090	1,090	1,090
2009	1,090	1,090	1,090
2010	10,390	10,390	10,390
2011	102,150	102,150	102,150
Thereafter	418,514	256,817	150,000

Total	$534,324	$372,627	$265,810

     Parent Holdings’ weighted average interest rate on debt outstanding as of August 26, 2006 was 10.0%.
     Intermediate Holdings’ weighted average interest rate on debt outstanding as of August 26, 2006 and August 27, 2005 was 8.7% and 7.7%, respectively.
     AAC’s weighted average interest rate on debt outstanding as of August 26, 2006 and August 27, 2005 was 8.1% and 6.9%, respectively.
     Interest income, included in the Company’s interest expense, net, was $468, $201, $60 and $82, respectively for the fiscal years ended 2006 and 2005 and the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004.
11. Commitments and Contingencies
Leases
     Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018. The Company’s commitments under the noncancellable portion of all operating leases for each of the five years ending after August 26, 2006 and thereafter are approximately as follows:

Operating
Fiscal Year Ending	Expense
2007	$1,609
2008	1,144
2009	602
2010	383
2011	263
Thereafter	1,855
Interest	—

$5,856

     Some of the Company’s rental property leases contain options to renew the leased space for periods up to an additional ten years.
     For the Company, lease and rental expense included in the accompanying consolidated statements of operations was $2,730 for the year ended August 26, 2006. For Intermediate Holdings and AAC, lease and rental expense included in the accompanying consolidated statements of operations was $3,316 for the year ended August 27, 2005. For AAC lease and rental expense included in the accompanying consolidated statements of operations was $1,407 for the period March 26, 2004 to August 28, 2004 and $2,506 for the period August 31, 2003 to March 25, 2004.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Capital lease assets are carried on the balance sheet under machinery and equipment, net and their corresponding liabilities are carried under accrued expenses (short-term portion) and other long-term liabilities (long-term portion). Capital lease liabilities were $2,716 as of August 27, 2005.
Pending Litigation
     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor will file a timely answer to the lawsuit and assess the current procedural status of the proceedings. Nevertheless, since Taylor has been out of this suit for over a year, at this time we are presently unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to the Company.
     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against the AAC’s subsidiary, CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. In May 2006, CBI reached a settlement with Frederick Goldman, Inc. Pursuant to the settlement, among other things, CBI and Frederick Goldman, Inc. entered into a new licensing agreement and CBI agreed to pay Frederick Goldman, Inc. $1.0 million in cash. This payment was made on May 18, 2006.
     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flow.
Employment Contracts
     AAC has employment agreements with its executive officers, the terms of which expire at various times through August 2007. Unless notice is given to the executive, the executive officers’ terms will be automatically extended for an additional one year term. Such agreements, which have been revised from time-to-time, provide for minimum salary levels, as well as for incentive bonuses for a certain executive that are payable if specific management goals are attained. The aggregate commitment for future salaries as of August 26, 2006, excluding bonuses, was approximately $2.7 million.
Plant Closure
     In April 2006, AAC announced the closure of its yearbook facility in San Angelo, Texas. The Company decided to relocate this facility to its Dallas, Texas facility, in order to take advantage of that facility’s enhanced technology and service delivery. The closure and relocation was completed by the end of August 2006. AAC recorded $757 in one time termination benefits to employees and closure costs and $82 in impairment of assets. These costs were recorded in cost of sales and related solely to the Company’s yearbook segment. As of August 26, 2006, the Company had paid out all costs related to this closure.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
12. Employee Compensation and Benefits
Postretirement Pension and Medical Benefits
     CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.
     In the tables and information below, data for the fiscal year 2006 relates to the Company, data for the fiscal year 2005 relates to Intermediate Holdings and AAC, and data for the periods August 31, 2004 — March 25, 2004 and March 26, 2004 — August 28, 2004 relates to AAC.
     The following table sets forth the funded status of each plan:

	August 26, 2006		August 27, 2005
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement

Change in benefit obligation:
Obligation beginning of the year	$16,363	$4,326	$13,664	$7,186
Service cost	98	—	78	—
Interest cost	844	139	835	152
Actuarial loss (gain)	(2,785)	(583)	212	(2,680)
Benefit payments	(649)	(423)	(607)	(332)
Amendment	—	(1,067)	—	—
Change in discount rate	—	—	2,181	—

Obligation, end of year	$13,871	$2,392	$16,363	$4,326
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$11,121	$—	$10,201	$—
Actual return of plan assets	1,051	—	782	—
Employer contributions	566	423	745	332
Benefit payments	(649)	(423)	(607)	(332)

Fair value of plan assets, end of year	$12,089	$—	$11,121	$—
Funded status:
Unfunded accumulated benefit obligation in excess of plan assets	$(1,781)	$(2,392)	$(5,241)	$(4,326)
Unrecognized net loss (gain)	(1,377)	(2,662)	1,567	(2,395)
Unrecognized prior service cost	—	(1,005)	—	—
Contributions from measurement date to period end	182	—	125	—

Accumulated postretirement benefit cost, current and long-term	$(2,976)	$(6,059)	$(3,549)	$(6,721)

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     The net periodic postretirement benefit cost includes the following components:

					For the Period Ended		For the Period Ended
	Fiscal Year Ended				March 26, 2004 —		August 31, 2003 —
	August 26, 2006		August 27, 2005		August 28, 2004		March 25, 2004
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement
Service costs, benefits attributed to Service during the period	$98	$—	$78	$—	$21	$—	$65	$—
Interest cost	844	139	835	152	207	104	627	170
Expected return on assets	(892)	—	(833)	—	(195)	—	(631)	—
Amortization of unrecognized net loss (gain)	—	(316)	—	(284)	—	9	162	83
Amortization of unrecognized net prior service costs	—	(62)	—	—	—	16	—	154

	$50	$(239)	$80	$(132)	$33	$129	$223	$407

Amounts recognized in the consolidated balance sheet are as follows:

	August 26, 2006		August 27, 2005
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement

Accumulated benefit liability	$2,976	$6,059	$3,549	$6,721

Accumulated other comprehensive loss (net of tax impact)	$—	$—	$956	$—

Accrued benefit cost	$(3,158)	$(6,059)	$(5,241)	$(6,721)
Accumulated other comprehensive income (loss)	—	—	1,567	—
Contributions from measurement date to period end	182	—	125	—

Net amount recognized	$(2,976)	$(6,059)	$(3,549)	$(6,721)

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and recorded a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services and a reduction of $537 in the accumulated postretirement benefit obligation.
     The weighted average discount rate used in determining the accumulated postretirement benefit obligation for the CBI Plan was 4.75 percent for year ended August 26, 2006 and 4.0 percent for the fiscal year ended August 27, 2005. The weighted average discount rate used in determining the accumulated postretirement benefit obligation for the CBI Plan was 3.5 percent for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.
     For measurement purposes for the CBI Plan, a 9 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for fiscal year 2006 grading down to 5.5 percent in the year 2010. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $130, or 5 percent, as of August 26, 2006 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $8, or 6 percent, for the fiscal year ended 2006.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     For measurement purposes for the CBI Plan, a 10 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for fiscal year 2005 grading down to 5.5 percent in the year 2010. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $273, or 6 percent, as of August 27, 2005 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $9, or 7 percent, for the fiscal year ended 2005.
     For measurement purposes for the CBI Plan, a 10 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for the periods March 26, 2004 to August 28, 2004 and August 31, 2003 to March 25, 2004 grading down to 5.5 percent in year 2008.
     For measurement purposes for the TPC Plan, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.65 percent as of August 26, 2006; the long-term rate of return on plan assets was 8.0 percent as of August 26, 2006; and the annual salary increases were assumed to be 3.25 percent as of August 26, 2006.
     For measurement purposes for the TPC Plan, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.25 percent as of August 27, 2005; the long-term rate of return on plan assets was 8.0 percent as of August 27, 2005; and the annual salary increases were assumed to be 3.25 percent as of August 27, 2005.
     For measurement purposes for the TPC Plan, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25 percent as of August 28, 2004; the long-term rate of return on plan assets was 8.0 percent as of August 28, 2004; and the annual salary increases were assumed to be 3.25 percent as of August 28, 2004.
     The weighted-average asset allocations for TPC Plan as of the measurement date of 2006 and 2005, by asset category, are as follows:

Asset Category	2006	2005	Target
Equity securities	73.0%	71.0%	10.0 — 70.0%
Debt securities	22.0%	29.0%	10.0 — 50.0%
Other	5.0%	0.0%	0.0 — 20.0%

	100.0%	100.0%	100.0%

     The expected long-term rate of return of the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Long-term historical relationships between equity and debt securities are considered, along with the general investment principles for assets of higher volatility generating higher returns over the long-term, and consideration of current market factors such as inflation and interest rates. Equity securities are expected to return 8% to 10% over the long-term, while debt securities are expected to return between 3% and 6%.
     Projections of future cash flows for the CBI Plan are as follows for each of the fiscal years ending:

2007	$258
2008	255
2009	250
2010	242
2011	232
2012-2015	968
     Projected contributions include $1.0 million to the TPC Plan in 2007. The actual amount of contributions is dependent upon the actual return on plan assets. Future benefit payments for the TPC Plan, which reflect expected future service, as appropriate, are expected to be paid as follows for each of the fiscal years ending:

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)

2007	$725
2008	763
2009	792
2010	815
2011	845
2012-2016	4,670
     The policy, as established by the Corporate Pension Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above for equity and debt securities. Equity investments are diversified across U.S. and non-U.S. stocks as well as growth and value funds with small and large capitalizations. The asset allocation, investment risk, investment performance and the investment policy is reviewed on at least a semi-annual basis to determine if any changes are needed. The Company employs the services of a leading global financial services firm to advise on their views of important developments within the economy and securities markets and recommend actions when appropriate, taking into consideration the stated policies and objectives.
American Achievement Corporation 401(K) Plan
     The American Achievement Corporation 401(K) Plan (“Plan”) covers the Austin-based union employees and substantially all non-union employees of the Company. The plan matches 50 percent of participants’ voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect for the Plan year ended December 31, 2006 was up to 4 percent for salaried and hourly employees. The Company made contributions of approximately $757 and $720 for the fiscal years ended August 26, 2006 and August 27, 2005.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
13. Income Taxes
     The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes reflected in the consolidated statements of operations consists of the following:

Fiscal Year Ended
August 26, 2006
Parent Holdings
Federal—
Current	$325
Deferred	1,301
State—
Current	441
Deferred	149

$2,216

	Fiscal Year Ended
	August 26, 2006	August 27, 2005

Intermediate Holdings
Federal—
Current	$331	$40
Deferred	2,883	1,319
State—
Current	441	177
Deferred	330	202

	$3,985	$1,738

			For the Period Ended	For the Period Ended
	Fiscal Year Ended		March 26, 2004 —	August 31, 2003 —
	August 26, 2006	August 27, 2005	August 28, 2004	March 25, 2004

AAC
Federal—
Current	$340	$48	$—	$—
Deferred	6,395	3,903	3,867	—
State—
Current	441	177	150	—
Deferred	731	489	442	—

	$7,907	$4,617	$4,459	$—

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     The provision for income taxes differs from the amount that would be computed if the income (loss) before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

Fiscal Year Ended
August 26, 2006
Parent Holdings
Computed tax provision at statutory rate	$1,117
State taxes, net of federal benefit	590
Non-deductible interest on high yield debt	448
Other	61

Total income tax provision	$2,216

	Fiscal Year Ended
	August 26, 2006	August 27, 2005

Intermediate Holdings
Computed tax provision at statutory rate	$2,897	$1,113
State taxes, net of federal benefit	770	219
Non-deductible interest on high yield debt	251	219
Other	67	187

Total income tax provision	$3,985	$1,738

			For the Period Ended	For the Period Ended
	Fiscal Year Ended		March 26, 2004 —	August 31, 2003 —
	August 26, 2006	August 27, 2005	August 28, 2004	March 25, 2004

AAC
Computed tax provision at statutory rate	$6,732	$3,910	$3,824	$1,605
State taxes, net of federal benefit	1,172	619	592	272
Non-deductible interest on high yield debt	—	—	—	—
Other	3	88	43	(1,877)

Total income tax provision	$7,907	$4,617	$4,459	$—

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Deferred tax assets and liabilities consist of the following:

	August 26, 2006
Parent Holdings
Deferred tax assets
Allowances and reserves	$1,956
Net operating loss carryforwards	35,740
Deferred revenue (net of commissions expense)	1,023
Accrued interest	8,176
Accrued liabilities and other	3,958

Total deferred tax assets	$50,853

Deferred tax liabilities
Depreciation	10,640
Amortization of intangibles	59,795
Prepaids and other	596

Total deferred tax liabilities	71,031

Net deferred tax assets (liabilities)	$(20,178)

Short-term deferred tax assets	$5,582
Long-term deferred tax liabilities	(25,760)

Net deferred tax assets (liabilities)	$(20,178)

	August 26, 2006	August 27, 2005
Intermediate Holdings
Deferred tax assets
Allowances and reserves	$1,956	$2,304
Net operating loss carryforwards	35,619	41,998
Deferred revenue (net of commissions expense)	1,023	454
Accrued interest	6,528	2,636
Accrued liabilities and other	3,964	5,106

Total deferred tax assets	$49,090	$52,498

Deferred tax liabilities
Depreciation	10,640	11,633
Amortization of intangibles	59,795	58,715
Prepaids and other	596	267

Total deferred tax liabilities	71,031	70,615

Net deferred tax assets (liabilities)	$(21,941)	$(18,117)

Short-term deferred tax assets	$5,582	$6,760
Long-term deferred tax liabilities	(27,523)	(24,877)

Net deferred tax assets (liabilities)	$(21,941)	$(18,117)

	August 26, 2006	August 27, 2005
AAC
Deferred tax assets
Allowances and reserves	$1,956	$2,304
Net operating loss carryforwards	35,445	41,832
Deferred revenue (net of commissions expense)	1,023	378
Accrued interest	—	—
Accrued liabilities and other	3,973	5,113

Total deferred tax assets	$42,397	$49,627

Deferred tax liabilities
Depreciation	10,640	11,633
Amortization of intangibles	59,886	58,715
Prepaids and other	596	267

Total deferred tax liabilities	71,122	70,615

Net deferred tax assets (liabilities)	$(28,725)	$(20,988)

Short-term deferred tax assets	$5,582	$6,760
Long-term deferred tax liabilities	(34,307)	(27,748)

Net deferred tax assets (liabilities)	$(28,725)	$(20,988)

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
     Upon the Merger on March 25, 2004, AAC recorded a net deferred tax liability of approximately $12.9 million due to differences between book and tax basis of acquired assets and assumed liabilities and historical differences between book and tax basis that were previously offset by a valuation allowance.
     For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $91 million as of August 26, 2006. Utilization of the net operating loss carryforwards is contingent on the Company’s ability to generate income in the future and may be subject to an annual limitation due to the “change in ownership” provisions of the IRC, as amended. The net operating loss carryforwards will expire in various years through 2024 if not previously utilized. The annual limitation may result in the expiration of the net operating losses before utilization.
     Texas has recently enacted tax legislation that will be effective beginning in the first quarter of fiscal year ending August 25, 2007. The impact of such tax has been recorded in deferred income taxes in the accompanying financial statements. The impact was not significant.
14. Stockholders’ Equity
     On March 25, 2004, as part of the Merger discussed in Note 2, AAC Holding Corp., AAC’s parent company, issued substantially all of its outstanding equity interests to an investor group led by Fenway Partners for $102.0 million. All previously issued shares of preferred stock or common stock of AAC, and all warrants, options and other rights to acquire preferred stock or common stock of AAC (including the right and option in the employment agreement described below) were redeemed, cancelled or exchanged as part of the Merger discussed in Note 2.
     In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and as a result, AAC Holding corp. became a wholly owned subsidiary of Intermediate Holdings.
     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012, generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders.
     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Intermediate Holdings sold shares of its mandatory redeemable series A preferred stock. In connection with this transaction, Intermediate Holdings issued the investor 7,500 shares of the mandatory redeemable series A preferred stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash.
     On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, American Achievement Group Holding Corp. to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of Common Stock of Intermediate Holdings contributed each share of such stock then held to the new parent company in exchange for a new share of Common Stock of the new parent company and each holder of Series A Preferred Stock of Intermediate Holdings contributed each share of such stock then held to the new parent company in exchange for a new share of Series A Redeemable Preferred Stock of the new parent company. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to the new parent company. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.
     On June 12, 2006, Parent Holdings issued $150.0 million principal amount of 12.75% Senior PIK Notes due October 1, 2012. The net proceeds of these new notes were approximately $140.5 million and were distributed to the stockholders of Parent Holdings as a dividend.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
Stock-based Compensation Plan
     As discussed above, on March 25, 2004, as part of the Merger, all options to acquire preferred stock or common stock of AAC were redeemed, cancelled or exchanged.
     No options were granted during the fiscal years ended August 26, 2006 and August 27, 2005. No options were granted during the period August 31, 2003 to March 25, 2004 and during the period March 26, 2004 to August 28, 2004.
15. Related-Party Transactions
     Amounts paid under a management agreement with Castle Harlan, Inc. totaled $2,250 for the period August 31, 2003 to March 25, 2004.
     On March 25, 2004 upon consummation of the Merger, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $3,333 by the Company for the year ended August 26, 2006. Amounts paid under the new management agreement totaled $3,000 by Intermediate Holdings and AAC for the year ended August 27, 2005, and $800 by AAC for the period March 26, 2004 to August 28, 2004.
     As of August 26, 2006, the Company had prepaid management fees of approximately $250 and accrued expenses of approximately $90, while as of August 27, 2005, Intermediate Holdings and AAC had prepaid management fees of approximately $250.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)
16. Business Segments
     The Company manufactures, markets and sells class rings, yearbooks and graduation products, which includes fine paper products and graduation accessories, to high school, college and, to a lesser extent, elementary and junior high school markets in the United States. The achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.
     The Company’s operating segments, on campus class rings and retail class rings, have been aggregated into one reporting segment, class rings, in accordance with paragraph 26.a. of FAS 131. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings, and commercial printing.

	Parent Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 26, 2006
Net sales	$119,451	$114,883	$43,940	$20,974	$21,662	$320,910
Interest expense, net	15,036	14,010	5,091	2,506	2,688	$39,331
Depreciation and amortization	8,614	9,904	2,917	2,086	1,574	$25,095
Segment operating income	13,469	23,812	3,324	1,571	347	$42,523
Capital expenditures	3,713	6,072	1,257	758	711	$12,511
As of August 26, 2006
Goodwill	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565
Segment assets	204,763	173,145	66,828	32,510	34,030	$511,276

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 26, 2006
Net sales	$119,451	$114,883	$43,940	$20,974	$21,662	$320,910
Interest expense, net	13,092	12,199	4,433	2,182	2,340	$34,246
Depreciation and amortization	8,614	9,904	2,917	2,086	1,574	$25,095
Segment operating income	13,469	23,812	3,324	1,571	347	$42,523
Capital expenditures	3,713	6,072	1,257	758	711	$12,511
As of August 26, 2006
Goodwill	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565
Segment assets	201,056	169,776	65,628	31,906	33,407	$501,773

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$119,658	$112,432	$40,018	$20,110	$21,570	$313,788
Interest expense, net	12,199	11,086	3,950	1,987	2,049	$31,271
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income (loss)	10,362	16,613	3,192	4,871	(217)	$34,821
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026
Segment assets	202,133	174,787	64,714	37,687	33,615	$512,936

	AAC
	(Successor)
	Class		Graduation
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 26, 2006
Net sales	$119,451	$114,883	$43,940	$20,974	$21,662	$320,910
Interest expense, net	8,903	8,296	3,014	1,484	1,592	$23,289
Depreciation and amortization	8,614	9,904	2,917	2,086	1,574	$25,095
Segment operating income	13,469	23,812	3,324	1,571	347	$42,523
Capital expenditures	3,713	6,072	1,257	758	711	$12,511
As of August 26, 2006
Goodwill	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565
Segment assets	199,795	168,631	65,220	31,700	33,196	$498,542

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements-(Continued)
(Dollars in thousands)

	AAC
	(Successor)
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$119,658	$112,432	$40,018	$20,110	$21,570	$313,788
Interest expense, net	9,167	8,330	2,968	1,493	1,539	$23,497
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income (loss)	10,362	16,613	3,192	4,871	(217)	$34,821
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	71,792	$65,241	$23,242	$11,693	$12,058	$184,026
Segment assets	200,813	173,587	64,287	37,472	33,393	$509,552

	AAC
	(Successor)
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
For the Period March 26, 2004—August 28, 2004
Net sales	$45,980	$91,109	$12,315	$8,266	$9,680	$167,350
Interest expense, net	4,001	3,636	1,296	652	672	$10,257
Depreciation and amortization	3,407	4,402	1,103	823	609	$10,344
Segment operating income (loss)	1,552	19,465	(16)	1,884	(1,703)	$21,182
Capital expenditures	1,645	947	533	279	261	$3,665
As of August 28, 2004
Goodwill	71,033	64,551	22,996	11,569	11,931	$182,080
Segment assets	213,220	176,097	69,028	37,323	35,318	$530,986

	AAC
	(Predecessor)
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
For the Period August 31, 2003—March 25, 2004
Net sales	$76,545	$20,236	$27,351	$11,690	$10,899	$146,721
Interest expense, net	6,558	5,607	2,124	1,074	1,092	$16,455
Depreciation and amortization	2,784	3,977	902	359	508	$8,530
Segment operating income (loss)	10,278	(6,870)	3,854	4,175	435	$11,872
Capital expenditures	2,002	8,880	648	729	534	$12,793

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     As of the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the year. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures are effective.
     Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of the date of this report, that during the fourth quarter of fiscal 2006 there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrants
     The following table sets forth information about our boards of directors and executive officers as of August 26, 2006 ( unless stated otherwise, all officers and directors hold their respective position in Parent Holdings, Intermediate Holdings, AAC Holding Corp. and AAC):

Name	Age	Position
Donald J. Percenti	50	President, Chief Executive Officer and Director
Sherice P. Bench	47	Chief Financial Officer, Secretary and Treasurer
Matthew Gase	47	General Manager—CBI
Carol Lynn Martens	48	General Manager—ECI
Norman C. Smith	57	Vice President of Information Technology—AAC
Peter Lamm	55	Director
Mac LaFollette	42	Director
W. Gregg Smart	46	Director
Jean Ann McKenzie	47	Director
Myles Kleeger	31	Director
Alan J. Bowers	51	Director
Andrea Geisser	63	Director
David G. Fiore	59	Director
          Donald J. Percenti became our President and Chief Executive Officer, and a member of the board of directors of AAC in September 2005. Prior to becoming President and Chief Executive Officer, Mr. Percenti served as Senior Vice President—On Campus and General Manager—Printing since 1996. From 1991 to 1996, he was Vice President—Sales and Marketing of L.G. Balfour Company, the prior owner of Balfour. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities. Mr. Percenti is a member of the Company’s boards of directors.
          Sherice P. Bench has been our Secretary and Treasurer since July 2000 and became our Chief Financial Officer in August 2001. From July 2000 to August 2001, Ms. Bench was CFO of our Predecessor. From 1996 to July 2000, Ms. Bench was Vice President and Controller of our Predecessor. From 1989 to 1996, Ms. Bench was Vice President Finance and Controller for CJC Holdings Inc., the prior owner of ArtCarved. Prior to that time, Ms. Bench was employed as an audit manager with Arthur Andersen LLP. Ms. Bench is a Certified Public Accountant in the State of Texas and she received a B.B.A. in Accounting from Texas Tech University.
          Matthew Gase has been our General Manager—CBI since February 2006. From 1997 to 2006, Mr. Gase served in numerous senior executive capacities at ConAgra Foods, Inc., where he was most recently Vice President International Strategic Development. From 1982 to 1997, Mr. Gase held a variety of general management roles at Nestle Purina Company. Mr. Gase received an M.B.A. from Loyola Marymount University and a B.G.S. from the University of Michigan, Ann Arbor.

          Carol Lynn Martens has been our General Manager-ECI since August 2006. Prior to joining ECI, Ms. Martens led the database-driven marketing program for Yahoo! in California supporting Search Marketing, and Small Business properties, as well as International markets. Before her time at Yahoo!, Ms. Martens held a similar role at Intuit, Inc., maker of Quicken, QuickBooks, and Turbo Tax software. Ms. Martens attended San Jose State University were she majored in Journalism and Business. She went on to the Kellogg Graduate School of Management at Northwestern University.
          Norman C. Smith has been our Vice President of Information Technology since 1999. Throughout his 37 year career, Mr. Smith has held IT positions at various manufacturing and distribution companies. Prior to joining AAC, Mr. Smith served as IT Director from 1980-1999 for Reliant Building Products, Croft Metals, and Siemens Energy & Automation. Mr. Smith attended Louisiana State University and Midwestern State University, where he majored in Business.
          Peter Lamm joined AAC’s board of directors upon the consummation of the March 2004 Transactions and has served as a director of Intermediate Holdings and Parent Holdings since their inception. Mr. Lamm is the Chairman and Chief Executive Officer of Fenway Partners. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation (“BCC”) and a Managing Director of BCC. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America, Inc., a family business. Mr. Lamm received an M.B.A. from Columbia University School of Business and a B.A. in English Literature from Boston University.
          Mac LaFollette joined AAC’s board of directors upon the consummation of the March 2004 Transactions and has served as a director of Intermediate Holdings and Parent Holdings since their inception. Mr. LaFollette is a Managing Director of Fenway Partners. Prior to joining Fenway Partners in 2000, Mr. LaFollette was a Director in the Leveraged Finance group at Credit Suisse First Boston. At First Boston, he identified leveraged buyout transactions for financial sponsors and financed LBOs in the bank market and high yield markets. Prior to joining First Boston, he worked in the Latin America Investment Banking Group at UBS. Mr. LaFollette received an M.B.A. from Harvard Business School and an A.B. from Harvard College.
          W. Gregg Smart joined AAC’s board of directors upon the consummation of the March 2004 Transactions and has served as a director of Intermediate Holdings and Parent Holdings since their inception. Mr. Smart is a Senior Managing Director and the Chief Operating Officer of Fenway Partners. Prior to joining Fenway Partners in July 1999, Mr. Smart spent 13 years at Merrill Lynch & Co. where he was most recently a Managing Director in the Financial Sponsors Group. Prior to joining Merrill Lynch & Co., Mr. Smart was with First Union National Bank. Mr. Smart received an M.B.A. from the Wharton School and a B.A. in Economics from Davidson College.
          Jean Ann McKenzie joined AAC’s board of directors in May 2006. In August 2006, Ms. McKenzie joined Intermediate Holdings and Parent Holdings boards of directors. Ms. McKenzie most recently served as President and Chief Executive Officer of Gateway Learning Corporation (Hooked on Phonics) from 1999 through 2005. Prior to joining Gateway Learning Corporation, Ms. McKenzie spent nine years in various marketing and senior management roles at Mattel, Inc., culminating in the position of Executive Vice President and General Manager, Worldwide Barbie. Prior to joining Mattel, Inc., Ms. McKenzie was with Applause, Inc. and Hallmark Cards, Inc. Ms. McKenzie received a B.S. in Marketing from the University of Missouri.
          Myles Kleeger joined AAC’s board of directors in June 2006. In August 2006, Mr. Kleeger joined Intermediate Holdings and Parent Holdings boards of directors. Mr. Kleeger is a Managing Director at the Kaplan Thaler Group (KTG) and heads the marketing unit, KTG Buzz. Before joining KTG, Mr. Kleeger most recently served as the Senior VP and General Manager of Alloy Marketing & Promotions (AMP Agency), a full-service marketing agency specializing in experiential and digital marketing solutions for clients targeting the youth market. Prior to becoming the General Manager of AMP, Mr. Kleeger served as VP of AMP Design, the web design and technology services division of the agency. Mr. Kleeger began his career at Alloy in a sales role, and also held multiple sales and marketing positions at Parade Publications prior to joining Alloy in 1999. Mr. Kleeger received his undergraduate degree from Duke University and his M.B.A. in Finance from the NYU Stern School of Business.
          Alan J. Bowers joined the Company’s boards of directors in August 2006. Mr. Bowers was also appointed to chair the Audit Committee of the Board of Directors. Mr. Bowers most recently served as President, Chief Executive Officer and Board Member of Cape Success, LLC, a consolidated group of service businesses, from 2001 through 2004. Mr. Bowers previously served as President, Chief Executive Officer and Board Member of Marketsource Corporation, a multi-divisional service firm, from 2000 through 2001, and MBL Life Assurance Corporation, successor to Mutual Benefit Life, from 1995 to 1999. Prior to joining MBL Life Assurance Corporation, Mr. Bowers was with Coopers & Lybrand, LLP, predecessor to PricewaterhouseCoopers, from 1978 to 1995. He became a partner in 1986, working in the Firm’s audit practice and ultimately becoming an area managing partner. Mr. Bowers received an M.B.A. in Finance and Economics from St. John’s University and a B.S. in Accounting from Montclair State University.
          Andrea Geisser joined the Company’s boards of directors in May 2006. Mr. Geisser is a Senior Advisor to Fenway Partners and held the position of Managing Director from 1995-2005. Prior to joining Fenway Partners in 1994, Mr. Geisser was a Managing Director of Butler Capital Corporation. Prior to Butler Capital Corporation, Mr. Geisser was a Managing Director of Onex Investment Corporation, a Canadian management buyout company. From 1974 to 1986, he was senior officer of Exor America, an investment company controlled by the Agnelli family. Mr. Geisser received a P.M.D. from Harvard Business School and a bachelor’s degree from Bocconi University in Milan, Italy. Mr. Geisser informed the Company in October 2006 that he was resigning from the board of directors.
          David G. Fiore has been a member of the board of directors of AAC since July 2000. In August 2006, Mr. Fiore joined Intermediate Holdings and Parent Holdings boards of directors. From August 1999 to September 2005, Mr. Fiore was President, CEO and a director of our Predecessor. Prior to joining our Predecessor, Mr. Fiore was the President and CEO of Reliant Building Products, Inc. from 1992 to 1998. From 1988 to 1992, Mr. Fiore was the President and CEO of CalTex Industries, Inc. and held the positions of Division General Manager, VP of Manufacturing and Director of Marketing with the Atlas Powder Company from 1977 to 1988. Mr. Fiore informed the Company in October 2006 that he was resigning from the board of directors.
Board Committees
     Our board of directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.
     The duties and responsibilities of the audit committee include recommending to the board of directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent registered public accounting firm relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. Mr. Alan Bowers chairs the audit committee and has been designated by the board of directors as the audit committee financial expert within the meaning of SEC regulations. The compensation committee reviews and approves the compensation of our chief executive officer and administers any cash or equity incentive plan approved by our board of directors.
Code of Ethics
     We have not yet adopted a formal, written code of ethics within the specific guidelines as promulgated by the SEC. We have verbally communicated the high level of ethical conduct expected from all of our employees, including our officers, and we intend to adopt a written code of ethics as soon as practicable.
Director Compensation
     The members of our board of directors who are not employees or affiliated with the Company may receive compensation for their services as directors in an amount up to $50,000 annually, which is paid in quarterly installments to such directors, in addition to reimbursement of expenses incurred in connection with their participation on the board.

Item 11. Executive Compensation
     The following table sets forth compensation information for each person who served as our Chief Executive Officer during fiscal 2006 and our four other executive officers who were the most highly compensated for the year ended August 26, 2006. We refer to these individuals collectively as our “named executive officers.”

					Long-Term Compensation
		Annual Compensation			Restricted	Securities		All other
				Other Annual	Stock	Underlying	LTIP	Compensation
Name and Principal Position	Year(1)	Salary	Bonus(2)	Compensation(3)	Awards	Options(#)	Payouts	(4)(5)

Donald J. Percenti	2006	$347,116	$37,000	—	—	—	—	—
President and Chief	2005	$277,500	$139,400	—	—	—	—	—
Executive Officer	2004	$258,200	$780,000	—	—	—	—	$241,132

Sherice P. Bench	2006	$241,329	$36,624	—	—	—	—	—
Chief Financial	2005	$230,478	$82,000	—	—	—	—	—
Officer	2004	$230,195	$740,000	—	—	—	—	$250,262

Matthew Gase (6)	2006	$221,538	$67,200	$36,494	—	—	—	—
General Manager —	2005	$—	$—	—	—	—	—	—
CBI	2004	$—	$—	—	—	—	—	—

Carol Lynn Martens (6)	2006	$67,308	$—	—	—	—	—	—
General Manager —	2005	$—	$—	—	—	—	—	—
ECI	2004	$—	$—	—	—	—	—	—

Norman C. Smith	2006	$197,086	$50,000	—	—	—	—	—
Vice President —	2005	$191,154	$64,200	—	—	—	—	—
Information Technology	2004	$188,846	$322,000	—	—	—	—	$76,212

(1)	Our 2006 fiscal year ended on August 26, 2006. Fiscal year 2005 ended on August 27, 2005 and fiscal year 2004 ended on August 28, 2004. Executive compensation for 2006, 2005, and 2004 is for the twelve months ended December 31 of each year and based on current compensation for such years.

(2)	Amounts in 2006 and 2005 include payments under the Management Incentive bonus program. Amounts in 2004 include payment under the Management Incentive bonus program as follows: Mr. Percenti: $150,000; Ms. Bench: $135,000; Mr. Smith: $67,000. Amounts in 2004 also include a success bonus paid as of the date of the Merger as follows: Mr. Percenti: $280,000; Ms. Bench: $280,000; Mr. Smith: $105,000. Amounts in 2004 also include a special bonus paid as follows: Mr. Percenti: $350,000; Ms. Bench: $325,000; Mr. Smith: $150,000.

(3)	The prerequisites and other personal benefits, securities or property received by the named executive officers did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officers in cash for the years ended 2006, 2005 or 2004, unless otherwise provided. Other annual compensation for Mr. Gase in 2006 included relocation expenses.

(4)	Each of the named executive officers had term life insurance policies equal to two times their base salary (maximum of $500,000) in the years 2006, 2005 and 2004 with a benefit payable to a beneficiary selected by the named executive officer upon his or her death. We paid the annual premiums on such policies in each of 2006, 2005, and 2004. The annual premium amount has not exceeded $910 for any named executive officer. No named executive officer is entitled to any cash surrender value in such policies.

(5)	Amounts in 2004 include cancellation of stock options in connection with the Merger.

(6)	Mr. Gase began employment as General Manager — CBI in February 2006 and Ms. Martens began employment as General Manager — ECI in August 2006.

Employment Agreements
          Donald J. Percenti. Mr. Percenti has an employment agreement with us, pursuant to which he serves as our Chief Executive Officer. The initial term of his employment agreement is for two years from August 10, 2005, which can be automatically extended for additional one year terms on August 10th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice. The employment agreement provides Mr. Percenti with an annual salary of $400,000. Under his employment agreement, Mr. Percenti’s salary is subject to such changes as our board of directors may determine from time to time.
          Mr. Percenti’s employment agreement provides for an annual bonus in an amount up to 75% of Mr. Percenti’s salary based upon the achievement of certain targets or standards as are determined by our board of directors. Mr. Percenti’s employment agreement also provides that he participates in our employee benefit plans (including incentive bonus plans and incentive stock plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate. In addition, we pay Mr. Percenti a car allowance of up to $750 a month.
          Mr. Percenti’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive bi-weekly payments equal to the average of his bi-weekly compensation in effect within the two years preceding the termination for a period of the greater of 18 months or the remaining term of his employment agreement. He will also be entitled to elect the continuation of health benefits at no cost to himself. Other than payments under the Cash Incentive Plan described below, Mr. Percenti’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”
          Sherice P. Bench. Ms. Bench has an amended employment agreement with Commemorative Brands, Inc., or CBI, effective as of December 16, 1996, pursuant to which she serves as our Chief Financial Officer. The initial term of her employment agreement was for two years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice. The employment agreement provides Ms. Bench with an annual salary of $247,200 and she is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.
          Ms. Bench’s amended employment agreement provides that in the event her employment is terminated without “substantial cause” (as defined in her employment agreement), she will be entitled to receive 39 bi-weekly severance payments equal to the average of her bi-weekly compensation in effect within the two years preceding her termination, accrued but unused vacation, and any accrued bonus. She will also be entitled to elect the continuation of health benefits at no cost to the employee. Other than payments under the Cash Incentive Plan described below, Ms. Bench’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”
          Matthew Gase. Mr. Gase has an employment agreement with CBI, effective February 1, 2006, pursuant to which he serves as the General Manager of CBI. The term of his employment agreement is for one year, with automatic renewals for successive one-year terms unless otherwise terminated upon two-months’ notice by either Mr. Gase or CBI. The employment agreement provides Mr. Gase with an annual base salary of $240,000 and he is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.
          Mr. Gase’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive 26 bi-weekly payments equal to the average of his bi-weekly base salary in effect within the two years preceding his termination, payment of premiums for health coverage under COBRA for a maximum of twelve months, accrued but unused vacation and any accrued bonus. Other than payments under the Cash Incentive Plan described below, Mr. Gase’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”
          Carol Lynn Martens. Ms. Martens has an employment agreement with ECI, effective August 21, 2006, pursuant to which she serves as the General Manager of ECI. The term of her employment agreement is for one year, with automatic renewals for successive one-year terms unless otherwise terminated upon two-months’ notice by either Ms. Martens or ECI. The employment agreement provides Ms. Martens with an annual base salary of

$175,000 and she is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.
          Ms. Martens’ employment agreement provides that in the event her employment is terminated without “cause” or for “good reason” (each as defined in her employment agreement), she will be entitled to receive 26 bi-weekly payments equal to the average of her bi-weekly base salary in effect within the two years preceding her termination, payment of premiums for health coverage under COBRA for a maximum of twelve months, accrued but unused vacation and any accrued bonus. Other than payments under the Cash Incentive Plan described below, Ms. Martens’ employment agreement does not provide her with any payments that are contingent upon a “change in control.”
          Norman C. Smith. Mr. Smith has an amended employment agreement with CBI, effective January 14, 2000, pursuant to which he serves as an executive of CBI. The term of his employment agreement is for one year, and shall be automatically extended in a constant fashion so that Mr. Smith shall always have one year remaining unless either party provides written notice to the other party. At the time of delivery of the written notice, the termination date shall be fixed on the date that is one year from the date of such notice. The employment agreement provides Mr. Smith with an annual base salary of $201,880 and he is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.
          Mr. Smith’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive 26 bi-weekly payments equal to the average of his bi-weekly base salary in effect within the two years preceding his termination, payment of premiums for health coverage under COBRA for a maximum of twelve months, accrued but unused vacation and any accrued bonus. Other than payments under the Cash Incentive Plan described below, Mr. Smith’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”
     The employment agreements, which have been revised from time-to-time, provide for minimum salary levels. The aggregate commitment for future salaries as of August 26, 2006, excluding bonuses, was approximately $2.7 million.
Cash Incentive Plan
          Our Executive Cash Incentive Plan provides participants with the right to receive cash payments from AAC upon a change of control transaction. The amount of cash payment each participant in the CIP is entitled to depends on the number of CIP units held and the total proceeds received by the equity holders in connection with the change of control transaction. The units granted under the CIP may be subject to various vesting provisions established by the board at the time of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table provides certain information as of the date of this report with respect to the beneficial ownership of the interests in Parent Holdings, by (i) each holder known by us who beneficially owns 5% or more of the outstanding equity interests of Parent Holdings, (ii) each of the members of our board of directors, (iii) each of our named executive officers, and (iv) all of the members of our board of directors and our executive officers as a group. Unless otherwise indicated, the business address of each person is our corporate address.

		Percentage		Percentage
		Ownership		Ownership
		Interest in		Interest In
	Common	Common	Preferred	Preferred
	Stock	Stock	Stock	Stock
American Achievement Holdings LLC(1)	415,510	82%	—	—
c/o Fenway Partners, Inc. 152 West 57th Street New York, NY 10019
Investors advised by J.P. Morgan Investment Management Inc.(2)	70,729	14%	—	—
c/o J.P.Morgan Investment Management Inc. 522 Fifth Avenue New York, New York 10036
Carlyle Mezzanine Partners, L.P.	—	—	7,500	100%
1001 Pennsylvania Avenue Washington, D.C. 20004-2505
Sherice P. Bench	—	—	—	—
Alan Bowers	—	—	—	—
David G. Fiore	—	—	—	—
Matthew Gase	—	—	—	—
Andrea Geisser	—	—	—	—
Myles Kleeger	—	—	—	—
Mac LaFollette
Peter Lamm(3)	415,510	82%	—	—
Carol Lynn Martens	—	—	—	—
Jean Ann McKenzie	—	—	—	—
Donald A. Percenti	—	—	—	—
W. Gregg Smart	—	—	—	—
Norman C. Smith	—	—	—	—
All executive officers and directors as a group (13 persons)	415,510	82%	—	—

(1)	All of the voting interests of American Achievement Holdings LLC are held by Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC, each of which are affiliates of Fenway Partners, Inc. Accordingly, such entities may be deemed to beneficially own the shares of common stock held by American Achievement LLC. Each of such entities disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.

(2)	The investors are J.P.Morgan U.S. Direct Corporate Finance Institutional Investors II LLC (“CFII I”), which holds 67,715 shares of common stock, J.P. Morgan U.S. Direct Corporate Finance Private Investors II LLC (“CFII P”), which holds 2,660 shares of common stock, and 522 Fifth Ave Fund, L.P. (“522”), which holds 354 shares of common stock. J.P. Morgan Investment Management Inc., a registered investment advisor, controls the voting and disposition of these shares as the owner of the managing member of CFII I and CFII P and as investment advisor to 522.

(3)	Mr. Lamm is a founder of Fenway Partners, Inc. a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P., and is a managing member of each of FPIP, LLC and FPIP Trust, LLC. Accordingly, Mr. Lamm may be deemed to beneficially own the shares of common stock held by American Achievement Holdings LLC. Mr. Lamm disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

Item 13. Certain Relationships and Related Transactions
Arrangements with Our Investors
     An investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of the outstanding common stock of Parent Holdings. These investors entered into a stockholders agreement with Parent Holdings, which agreement contains agreements with respect to the election of directors of our company, restrictions on issue or transfer of shares, registration rights and other special corporate governance provisions. The agreement contains customary indemnification provisions. One of our directors, Peter Lamm, is a managing member of the general partner of Fenway Partners Capital Fund II, L.P.
Management Agreement
     AAC Holding Corp. and AAC entered into a management agreement with Fenway Partners, Inc., an affiliate of Fenway Partners Capital Fund, II, L.P., pursuant to which Fenway Partners, Inc. provides management and other advisory services. Pursuant to this agreement, Fenway Partners, Inc. receives an aggregate annual management fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA. EBITDA is defined in the management agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, management fees and other one-time non-recurring charges. In addition, the management agreement provides that Fenway Partners, Inc. will also receive customary fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Fenway Partners, Inc. and its affiliates. Amounts paid under the management agreement totaled approximately $3,333,000 and $3,000,000 for the years ended August 26, 2006 and August 27, 2005, respectively. Amounts paid under the management agreement totaled approximately $800,000 for the period March 26, 2004 to August 28, 2004.
Other Transactions
     On May 10, 2006, simultaneously with Jean Ann McKenzie’s appointment to AAC’s board of directors, CBI entered into a consulting agreement with Ms. McKenzie whereby, Ms. McKenzie will, from time to time, provide certain consulting services at the request of CBI.
Stockholders Agreement
     All of the stockholders of our company entered into a stockholders agreement pursuant to which the stockholders agree to elect those individuals recommended to become members of our board of directors by our majority stockholders. Currently, an investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of the outstanding common stock of Parent Holdings.
Item 14. Principal Accountant Fees and Services
     The following table sets forth the aggregate fees billed to the Company for the fiscal years 2006 and 2005 by Deloitte & Touche LLP:

			% of Services
	Fiscal Year Ended		Fiscal Year Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Audit fees	$443,000	$351,000	38%	58%
Audit-related fees	260,000	91,000	22%	15%
Tax fees	140,000	114,000	12%	19%
All other fees	322,000	47,000	28%	8%

Total fees	$1,165,000	$603,000	100%	100%

     The “Audit Fees” billed during the periods above were for professional services rendered for the audit of our financial statements. “Audit-Related Fees” were for services related to accounting consultation of the Parent Holdings debt offer for the year ended August 26, 2006 and the Intermediate Holdings debt offer for the year ended August 27, 2005. “Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. “All other fees” primarily relate to consultation on a potential acquisition and to the audit of pension and postretirement plans.
     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee has considered the role of Deloitte & Touche LLP in providing audit, audit-related and tax services to the Company and has concluded that such services are compatible with Deloitte & Touche LLP’s role as the Company’s independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Exhibits and Financial Statement Schedules
The following documents are filed as part of this report.
1. Consolidated Financial Statements. See “Index to Consolidated Financial Statements” — Item 8.
2. Financial Statement Schedules. No financial statement schedules are submitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements.
3. Exhibits. See “Exhibit Index.”

EXHIBIT INDEX

Exhibit
Number	Designation
3.1
Certificate of Incorporation of American Achievement Group Holding Corp. (incorporated by reference to Exhibit 3.1 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006).

3.2	Bylaws of American Achievement Group Holding Corp. (incorporated by reference to Exhibit 3.2 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006)

3.3	Amended and Restated Certificate of Incorporation of AAC Group Holding Corp. (incorporated by reference to Exhibit 3.1 to AAC Group Holding Corp.’s Form 8-K as filed on January 24, 2006).

3.4	Bylaws of AAC Group Holding Corp. (incorporated by reference to Exhibit 3.2 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

3.5	Certificate of Incorporation of American Achievement Corporation (incorporated by reference to Exhibit 3.1 to American Achievement Corporation’s Form S-4/A as filed on March 14, 2002).

3.6	Bylaws of American Achievement Corporation (incorporated by reference to Exhibit 3.2 to American Achievement Corporation’s Amended Form S-4 as filed on April 5, 2002).

4.1
Indenture, dated as of June 12, 2006, among the American Achievement Group Holding Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006).

4.2	Form of 12.75% Senior PIK Note due October 1, 2012 (incorporated by reference to Exhibit 4.2 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006).

4.3
Exchange and Registration Rights Agreement, dated June 12, 2006, among American Achievement Group Holding Corp., Goldman, Sachs & Co. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006)

4.4
Indenture, dated as of November 16, 2004, among the AAC Group Holding Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

4.5	Form of 10.75% Senior Discount Note due October 1, 2012 (incorporated by reference to Exhibit 4.8 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

4.6
Indenture, dated as of March 25, 2004, among The Bank of New York, as Trustee, and the Guarantors (incorporated by reference to Exhibit 4.1 to American Achievement Corporation’s Report on Form 10-Q, dated July 13, 2004).

4.7	Form of 8.25% Senior Subordinated Notes due April 1, 2012 (incorporated by reference to Exhibit 4.2 to American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.1
Credit and Guaranty Agreement, dated March 25, 2004, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P. and the other lender parties thereto (incorporated by reference to Exhibit 10.2 American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.2
Amendment to Credit Agreement and Guaranty Agreement, dated August 17, 2006, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P., and such other lender parties thereto (incorporated by reference to Exhibit 10.1 American Achievement Corporation’s Current Report on Form 8-K as filed on August 18, 2006).

10.3
Pledge and Security Agreement between the Guarantors and Goldman Sachs Credit Partners, L.P., dated March 25, 2004 (incorporated by reference to Exhibit 10.3 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.4
Intercreditor Agreement between Goldman Sachs Credit Partners L.P., the Secured Parties and The Bank of Nova Scotia, dated March 25, 2004 (incorporated by reference to Exhibit 10.4 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.5
First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated March 25, 2004 (incorporated by reference to Exhibit 10.5 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

Exhibit
Number	Designation
10.6
Letter Agreement for Addition of Approved Inventory Locations between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated June 9, 2004 (incorporated by reference to Exhibit 10.6 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.7
Management Advisory Agreement by and between AAC Holding Corp., American Achievement Corporation, and Fenway Partners, Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.7 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.8
Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Donald J. Percenti (incorporated by reference to Exhibit 10.11 of American Achievement Corporation’s Form S-4/A as filed on April 5, 2002).

10.9
First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Donald J. Percenti dated April 9, 2004 (incorporated by reference to Exhibit 10.16 of American Achievement Corporation’s Form S-4 as filed on July 22, 2004).

10.10
Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended (incorporated by reference to Exhibit 10.12 of American Achievement Corporation’s Form S-4/A as filed on April 5, 2002)

10.11
First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench, dated July 2, 1999 (incorporated by reference to Exhibit 10.13 of American Achievement Corporation’s Form S-4 as filed on July 22, 2004).

10.12
Second Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench dated April 9, 2004 (incorporated by reference to Exhibit 10.14 of American Achievement Corporation’s Form S-4 as filed on July 22, 2004).

10.13
Employment Agreement dated as of February 1, 2006 between Commemorative Brands, Inc. and Matthew Gase (incorporated by reference to Exhibit 10.1 to American Achievement Corporation’s Current Report on Form 8-K as filed on June 5, 2006).

10.14	Employment Agreement dated as of August 21, 2006 by and between Educational Communications, Inc. and Carol Lynn Martens.

10.15	Employment Agreement dated as of January 14, 2000 by and between Commemorative Brands, Inc. and Norman C. Smith.

10.16	First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Norman C. Smith, dated April 12, 2004.

10.17	Second Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Norman C. Smith, dated May 12, 2004.

10.18
Employment Agreement, dated as of July 13, 1999 by and between Commemorative Brands, Inc. and David G. Fiore (incorporated by reference to Exhibit 10.8 of American Achievement Corporation’s Form S-4/A as filed on April 5, 2002).

10.19
First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and David G. Fiore dated February 1, 2002 (incorporated by reference to Exhibit 10.9 of American Achievement Corporation’s Form S-4/A as filed on April 5, 2002).

10.20
Second Amendment to the Employment Agreement by and between American Achievement Corporation and David G. Fiore, dated December 23, 2003 (incorporated by reference to Exhibit 10.9 of American Achievement Corporation’s Form S-4 as filed on dated July 22, 2004).

10.21
Third Amendment to the Employment Agreement by and between American Achievement Corporation and David G. Fiore, dated October 21, 2004 (incorporated by reference to Exhibit 10.19 to American Achievement Corporation’s Annual Report on Form 10-K as filed on November 5, 2004).

10.22
Fourth Amendment to the Employment Agreement by and between American Achievement Corporation and David G. Fiore, dated November 19, 2004 (incorporated by reference to Exhibit 10.21 to AAC Group Holding Corp.’s Form S-4/A as filed May 3, 2005).

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of American Achievement Group Holding Corp.

31.1	Certification by Donald J. Percenti pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Sherice P. Bench pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Donald J. Percenti pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Sherice P. Bench pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP. (Registrant)
AAC GROUP HOLDING CORP. (Registrant)
AMERICAN ACHIEVEMENT CORPORATION (Registrant)
/s/ Donald J. Percenti	/s/ Sherice P. Bench

Donald J. Percenti	Sherice P. Bench
Chief Executive Officer	Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 22nd day of November, 2006.

Signatures	Title
/s/ Donald J. Percenti	President and Chief Executive Officer (Principal Executive Officer) and Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation

Donald J. Percenti

/s/ Sherice P. Bench	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Accounting Officer) of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation

Sherice P. Bench

/s/ Mac LaFollette	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation

Mac LaFollette

/s/ Peter Lamm	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation

Peter Lamm

/s/ W. Gregg Smart	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation

W. Gregg Smart

/s/ Alan J. Bowers	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation

Alan J. Bowers

/s/ Jean Ann McKenzie	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation

Jean Ann McKenzie

/s/ Myles Kleeger	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation

Myles Kleeger