Form 10-Q
period 2007-05-26
American Achievement Group Holding Corp.; AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2007-07-10
CIK 1373768, 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 26, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBERS 333-137067, 333-121479, 333-84294
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
REGISTRANTS’ TELEPHONE NUMBER, INCLUDING AREA CODE (512) 444-0571

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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

Number of shares outstanding of American Achievement Group Holding Corp. as of May 26, 2007: 505,460 shares of common stock.

Number of shares outstanding of AAC Group Holding Corp. as of May 26, 2007: 100 shares of common stock.

Number of shares of American Achievement Corporation outstanding as of May 26, 2007: 100 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by three registrants: American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp., and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to American Achievement Group Holding Corp., and AAC Group Holding Corp. together with American Achievement Corporation.

FOR THE QUARTERLY PERIOD ENDED May 26, 2007
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets (unaudited) — As of May 26, 2007 and August 26, 2006	3-5
Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended May 26, 2007 and For the Three Months ended May 27, 2006	6-8
Condensed Consolidated Statement of Operations (unaudited) — For the Nine Months Ended May 26, 2007 and For the Nine Months Ended May 27, 2006
Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months Ended May 26, 2007 and For the Nine Months Ended May 27, 2006	9-11
Notes to Condensed Consolidated Financial Statements (unaudited)	12-26
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	41
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 6. Exhibits	42
SIGNATURES	43
CEO Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

Explanatory Note
This combined Form 10-Q is separately filed by American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	Parent Holdings
	May 26,	August 26,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,215	$3,404
Accounts receivable, net	73,318	40,226
Inventories, net	22,035	31,438
Deferred tax asset	5,582	5,582
Prepaid expenses and other current assets, net	20,714	13,944
Total current assets	128,864	94,594
Property, plant and equipment, net	75,550	76,054
Goodwill	187,610	184,565
Other intangible assets, net	139,685	148,595
Other assets	8,754	7,468
Total assets	$540,463	$511,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$1,258	$2,147
Accounts payable	14,948	13,585
Customer deposits	34,086	11,392
Accrued expenses	34,744	23,382
Deferred revenue	680	2,617
Accrued interest	2,840	5,997
Current portion of long-term debt	972	1,090
Total current liabilities	89,528	60,210
Long-term debt, net of current portion	528,593	525,734
Mandatory redeemable preferred stock, $.01 par value, 15,000 shares authorized, 7,500 shares issued and outstanding	7,500	7,500
Deferred tax liabilities	24,599	25,760
Other long-term liabilities	8,140	6,858
Total liabilities	658,360	626,062
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, $.01 par value, 1,250,000 shares authorized, 505,460 shares issued and outstanding	5	5
Additional paid-in capital	(124,045)	(124,045)
Retained earnings	6,143	9,254
Total stockholders’ deficit	(117,897)	(114,786)
Total liabilities and stockholders’ deficit	$540,463	$511,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	Intermediate Holdings
	May 26, 2007	August 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,932	$2,904
Accounts receivable, net	73,318	40,226
Inventories, net	22,035	31,438
Deferred tax asset	5,582	5,582
Prepaid expenses and other current assets, net	20,714	13,944
Total current assets	128,581	94,094
Property, plant and equipment, net	75,550	76,054
Goodwill	187,610	184,565
Other intangible assets, net	131,656	139,592
Other assets	8,754	7,468
Total assets	$532,151	$501,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$1,258	$2,147
Accounts payable	14,948	13,585
Customer deposits	34,086	11,392
Accrued expenses	34,720	23,292
Deferred revenue	680	2,617
Accrued interest	2,840	5,997
Current portion of long-term debt	972	1,090
Total current liabilities	89,504	60,120
Long-term debt, net of current portion	358,469	371,537
Deferred tax liabilities	33,613	27,523
Other long-term liabilities	5,201	5,879
Total liabilities	486,787	465,059
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	24,144	24,144
Retained earnings	21,220	12,570
Total stockholders’ equity	45,364	36,714
Total liabilities and stockholders’ equity	$532,151	$501,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	AAC
	May 26, 2007	August 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,391	$2,381
Accounts receivable, net	73,318	40,226
Inventories, net	22,035	31,438
Deferred tax asset	5,582	5,582
Prepaid expenses and other current assets, net	20,714	13,944
Total current assets	128,040	93,571
Property, plant and equipment, net	75,550	76,054
Goodwill	187,610	184,565
Other intangible assets, net	129,283	136,884
Other assets	8,754	7,468
Total assets	$529,237	$498,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$1,258	$2,147
Accounts payable	14,948	13,585
Customer deposits	34,086	11,392
Accrued expenses	34,718	23,290
Deferred revenue	680	2,617
Accrued interest	2,840	5,997
Current portion of long-term debt	972	1,090
Total current liabilities	89,502	60,118
Long-term debt, net of current portion	243,348	264,720
Deferred tax liabilities	43,419	34,307
Other long-term liabilities	5,173	5,851
Total liabilities	381,442	364,996
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	109,046	109,046
Retained earnings	38,749	24,500
Total stockholders’ equity	147,795	133,546
Total liabilities and stockholders’ equity	$529,237	$498,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

Parent Holdings	For the three months ended		For the nine months ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Net sales	$144,163	$140,164	$254,598	$257,733
Cost of sales	57,157	56,566	106,397	103,336
Gross profit	87,006	83,598	148,201	154,397
Selling, general and administrative expenses	47,095	46,760	107,707	111,658
Operating income	39,911	36,838	40,494	42,739
Interest expense, net of interest income	15,608	8,910	44,579	25,942
Income (loss) before provision (benefit) for income taxes	24,303	27,928	(4,085)	16,797
Provision (benefit) for income taxes	9,136	12,169	(974)	7,358
Net income (loss)	$15,167	$15,759	$(3,111)	$9,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

Intermediate Holdings	For the three months ended		For the nine months ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Net sales	$144,163	$140,164	$254,598	$257,733
Cost of sales	57,157	56,566	106,397	103,336
Gross profit	87,006	83,598	148,201	154,397
Selling, general and administrative expenses	47,095	46,760	107,707	111,658
Operating income	39,911	36,838	40,494	42,739
Interest expense, net of interest income	8,555	8,910	25,567	25,942
Income before provision for income taxes	31,356	27,928	14,927	16,797
Provision for income taxes	13,051	12,169	6,277	7,358
Net income	$18,305	$15,759	$8,650	$9,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

AAC	For the three months ended		For the nine months ended
	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006
Net sales	$144,163	$140,164	$254,598	$257,733
Cost of sales	57,157	56,566	106,397	103,336
Gross profit	87,006	83,598	148,201	154,397
Selling, general and administrative expenses	47,095	46,760	107,707	111,658
Operating income	39,911	36,838	40,494	42,739
Interest expense, net of interest income	5,619	5,980	16,946	17,738
Income before provision for income taxes	34,292	30,858	23,548	25,001
Provision for income taxes	13,534	12,248	9,299	9,925
Net income	$20,758	$18,610	$14,249	$15,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Parent Holdings
	For the nine months ended
	May 26, 2007	May 27, 2006
Cash flows from operating activities:
Net income (loss)	$(3,111)	$9,439
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,311	19,132
Deferred income taxes	(2,406)	6,949
Amortization of debt discount and deferred financing fees	2,620	1,471
Accretion of interest on 10.25% senior discount notes	8,304	7,514
Accretion of 14.75% PIK notes	15,927	—
Recovery for doubtful accounts	851	331
Loss on sale of plant, property and equipment	—	90
Changes in assets and liabilities net of acquired assets:
Accounts receivable	(33,446)	(32,137)
Inventories, net	7,780	(3,132)
Prepaid expenses and other current assets, net	(6,717)	1,324
Other assets	852	(817)
Customer deposits	22,694	21,223
Deferred revenue	(1,937)	(381)
Accounts payable, accrued expenses, and other long-term liabilities	10,529	5,659
Net cash provided by operating activities	40,251	36,665
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,928)	(10,878)
Powers acquisition, net of cash	(5,954)	—
Net cash used in investing activities	(13,882)	(10,878)
Cash flows from financing activities:
Payments on revolving credit facility	(25,150)	(25,250)
Proceeds from revolving credit facility	15,850	25,250
Payments on term loan	(12,190)	(32,337)
Proceeds from stock issuance	—	7,500
Deferred financing fees	(179)	(269)
Change in bank overdraft	(889)	1,295
Net cash used in financing activities	(22,558)	(23,811)
Net increase in cash and cash equivalents	3,811	1,976
Cash and cash equivalents, beginning of period	3,404	4,324
Cash and cash equivalents, end of period	$7,215	$6,300
Supplemental disclosure
Cash paid during the period for:
Interest	$18,992	$20,347
Income taxes	$501	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Intermediate Holdings
	For the nine months ended
	May 26, 2007	May 27, 2006
Cash flows from operating activities:
Net income	$8,650	$9,439
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,311	19,132
Deferred income taxes	4,845	6,949
Amortization of debt discount and deferred financing fees	1,483	1,471
Accretion of interest on 10.25% senior discount notes	8,304	7,514
Recovery for doubtful accounts	851	331
Loss on sale of plan, property and equipment	—	90
Changes in assets and liabilities net of acquired assets:
Accounts receivable	(33,446)	(32,137)
Inventories, net	7,780	(3,132)
Prepaid expenses and other current assets, net	(6,717)	1,324
Other assets	852	(817)
Customer deposits	22,694	21,223
Deferred revenue	(1,937)	(381)
Accounts payable, accrued expenses, and other long-term liabilities	8,635	5,659
Net cash provided by operating activities	40,305	36,665
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,928)	(10,878)
Powers acquisition, net of cash	(5,954)	—
Net cash used in investing activities	(13,882)	(10,878)
Cash flows from financing activities:
Payments on revolving credit facility	(25,150)	(25,250)
Proceeds from revolving credit facility	15,850	25,250
Payments on term loan	(12,190)	(32,337)
Proceeds from stock issuance	—	7,500
Deferred financing fees	(16)	(269)
Change in bank overdraft	(889)	1,295
Net cash used in financing activities	(22,395)	(23,811)
Net increase in cash and cash equivalents	4,028	1,976
Cash and cash equivalents, beginning of period	2,904	4,324
Cash and cash equivalents, end of period	$6,932	$6,300
Supplemental disclosure
Cash paid during the period for:
Interest	$18,992	$20,347
Income taxes	$501	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC
	For the nine months ended
	May 26, 2007	May 27, 2006
Cash flows from operating activities:
Net income	$14,249	$15,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,311	19,132
Deferred income taxes	7,867	9,516
Amortization of debt discount and deferred financing fees	1,148	1,122
Recovery for doubtful accounts	851	331
Loss on sale of plant, property and equipment	—	90
Changes in assets and liabilities net of acquired assets:
Accounts receivable	(33,446)	(32,137)
Inventories, net	7,780	(3,132)
Prepaid expenses and other current assets, net	(6,717)	1,324
Other assets	852	(817)
Customer deposits	22,694	21,223
Deferred revenue	(1,937)	(381)
Accounts payable, accrued expenses, and other long-term liabilities	8,635	5,263
Net cash provided by operating activities	40,287	36,610
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,928)	(10,878)
Powers acquisition, net of cash	(5,954)	—
Net cash used in investing activities	(13,882)	(10,878)
Cash flows from financing activities:
Payments on revolving credit facility	(25,150)	(25,250)
Proceeds from revolving credit facility	15,850	25,250
Payments on term loan	(12,190)	(32,337)
Capital contribution from Intermediate Holdings	—	7,000
Deferred financing fees	(16)	—
Change in bank overdraft	(889)	1,295
Net cash used in financing activities	(22,395)	(24,042)
Net increase in cash and cash equivalents	4,010	1,690
Cash and cash equivalents, beginning of period	2,381	4,093
Cash and cash equivalents, end of period	$6,391	$5,783
Supplemental disclosure
Cash paid during the period for:
Interest	$18,992	$20,347
Income taxes	$501	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Organization and Significant Accounting Policies

Registrants
     The consolidated financial statements of American Achievement Group Holding Corp. (“Parent Holdings”) include the accounts of its wholly-owned subsidiary, AAC Group Holding Corp. (“Intermediate Holdings”) and its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), all of which are separate public reporting companies. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Together, Parent Holdings, Intermediate Holdings, and AAC are referred to as the “Company.”

Description of Business
     The Company is a manufacturer and marketer of class rings, yearbooks, letter jackets, and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in five reporting segments; class rings, yearbooks, graduation products, achievement publications and other. The Company’s corporate office is located in Austin, Texas and its primary manufacturing facilities are located in Austin, and Dallas, Texas and Louisville, Kentucky.

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

     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were distributed to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other significant assets, liabilities, income, expenses and cash flows presented for the quarterly periods represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Parent Holdings was formed in May of 2006, and the stockholders of Intermediate Holdings participated in an exchange, pursuant to which they exchanged their shares of common stock and preferred stock in Intermediate Holdings for a like kind and amount of shares in Parent Holdings. Following the exchange, Intermediate Holdings became a wholly-owned subsidiary of Parent Holdings. On June 12, 2006, Parent Holdings issued $150.0 million of 12.75% Senior PIK notes due 2012, generating net proceeds of $140.9 million. On February 24, 2007, the rate at which interest accrues on the 12.75% Senior PIK Notes increased by 2.00% per annum; the notes are referred to as “14.75% PIK Notes” subsequent to such date. Parent Holdings is the sole obligor of these notes. The net proceeds of this offering were used to pay a dividend to its stockholders. Other than this debt obligation, related deferred debt issuance costs, associated accrued liabilities, and related interest expense, net of taxes, all other significant assets, liabilities, income, expenses and cash flows for the quarterly periods represent those of Parent Holdings’ wholly-owned direct subsidiary Intermediate Holdings. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC, Intermediate Holdings, and Parent Holdings are treated as entities under common control and therefore, the consolidated statements of operations presented for Parent Holdings for the three months and nine months ended May 27, 2006 and statements of cash flows for nine months ended May 27, 2006 are presented to include the results of Intermediate Holdings and AAC for comparative purposes.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

Acquisition
     Effective April 1, 2007, Commemorative Brands, Inc., a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise, located in Waco, Texas. The addition of personalized letter jackets is a strategic fit and extension to the Company’s achievement and commemoration products. The purchase price in connection with this acquisition was approximately $6.2 million, including transaction costs, with up to $1.5 million additional to be paid upon achieving certain financial goals through August 2010. The Powers acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented since the effect of the Powers acquisition on AAC’s financial position and results of operations is not material.

     AAC has preliminarily allocated the purchase price of Powers as follows:

Working capital	$903
Property, plant and equipment	1,220
Goodwill	3,045
Intangible assets	2,273
Deferred income taxes	(1,245)
Total purchase price	$6,196

Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended May 26, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 26, 2006 included in the Company’s Report on Form 10-K (File No. 333-84294, 333-121479 and 333-137067) filed on November 22, 2006.

     Unless separately stated, the notes herein relate to Parent Holdings, Intermediate Holdings and AAC.

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

2. Inventories, Net
	May 26, 2007	August 26, 2006
Raw materials	$6,775	$17,759
Work in process	9,512	6,473
Finished goods	6,822	7,400
Less — reserves	(1,074)	(194)
	$22,035	$31,438

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     The Company’s cost of sales includes depreciation of $2,031 and $2,354 for the three months ended May 26, 2007 and May 27, 2006, respectively. Cost of sales includes depreciation of $7,456 and $7,075 for the nine months ended May 26, 2007 and May 27, 2006, respectively.

3. Prepaid Expenses and Other Current Assets, Net
Prepaid expenses and other current assets, net include reserves on sales representative advances of $2,459 and $2,055 at May 26, 2007 and August 26, 2006, respectively.

4. Goodwill by Segment and Other Intangible Assets

	May 26, 2007	August 26, 2006
Goodwill
Class Rings	$71,792	$71,792
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Achievement Publications	11,693	11,693
Other	15,103	12,058
Total	$187,610	$184,565

Other Intangible Assets
	Estimated	Gross	Accumulated	Net
Parent Holdings	Useful Life	Asset	Amortization	Asset
At May 26, 2007
Trademarks	Indefinite	$49,978	$—	$49,978
Deferred financing costs	7 to 8 years	24,263	(7,364)	16,899
Patents	14 to 17 years	7,317	(1,405)	5,912
Customer lists and distribution contracts	3 to 12 years	102,789	(35,893)	66,896
Total		$184,347	$(44,662)	$139,685

	Estimated	Gross	Accumulated	Net
Parent Holdings	Useful Life	Asset	Amortization	Asset
At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	24,084	(4,745)	19,339
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916
Total		$182,012	$(33,417)	$148,595

	Estimated	Gross	Accumulated	Net
Intermediate Holdings	Useful Life	Asset	Amortization	Asset
At May 26, 2007
Trademarks	Indefinite	$49,978	$—	$49,978
Deferred financing costs	7 to 8 years	14,771	(5,901)	8,870
Patents	14 to 17 years	7,317	(1,405)	5,912
Customer lists and distribution contracts	3 to 12 years	102,789	(35,893)	66,896
Total		$174,855	$(43,199)	$131,656

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	Estimated	Gross	Accumulated	Net
Intermediate Holdings	Useful Life	Asset	Amortization	Asset
At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	14,755	(4,419)	10,336
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916
Total		$172,683	$(33,091)	$139,592

	Estimated	Gross	Accumulated	Net
AAC	Useful Life	Asset	Amortization	Asset
At May 26, 2007
Trademarks	Indefinite	$49,978	$—	$49,978
Deferred financing costs	7 to 8 years	11,263	(4,766)	6,497
Patents	14 to 17 years	7,317	(1,405)	5,912
Customer lists and distribution contracts	3 to 12 years	102,789	(35,893)	66,896
Total		$171, 347	$(42,064)	$129,283

	Estimated	Gross	Accumulated	Net
AAC	Useful Life	Asset	Amortization	Asset
At August 26, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs	7 to 8 years	11,247	(3,619)	7,628
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916
Total		$169,175	$(32,291)	$136,884

     For Parent Holdings, total amortization on other intangible assets was $3,567 and $11,245 for the three and nine months ended May 26, 2007, respectively, and was $3,461 and $10,369 for the three and nine months ended May 27, 2006, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $14,558, $13,638, $13,638, $13,638 and $13,121, respectively, for fiscal years 2007 through 2011.

     For Intermediate Holdings, total amortization on other intangible assets was $3,188 and $10,108 for the three and nine months ended May 26, 2007, respectively, and was $3,461 and $10,369 for the three and nine months ended May 27, 2006, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $13,118, $12,198, $12,198, $12,198 and $11,681, respectively, for fiscal years 2007 through 2011.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

  For AAC, total amortization on other intangible assets was $3,076 and $9,773 for the three and nine months ended May 26, 2007, respectively, and was $3,340 and $10,020 for the three and nine months ended May 27, 2006, respectively of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $12,672, $11,752, $11,752, $11,752 and $11,235, respectively, for fiscal years 2007 through 2011.

5. Long-term Debt
	May 26, 2007	August 26, 2006
Parent Holdings
14.75% Senior PIK Notes (including PIK interest of $20,124 and $4,197, respectively)	$170,124	$154,197
10.25% Senior discount notes due 2012 (net of unamortized discount of $16,379 and $24,683, respectively)	115,121	106,817
8.25% Senior subordinated notes due 2012	150,000	150,000
Revolving credit facility due 2010	—	9,300
Term loan due 2011	94,320	106,510
Total	529,565	526,824
Less current portion of long-term debt	(972)	(1,090)
Total long-term debt	$528,593	$525,734

	May 26, 2007	August 26, 2006
Intermediate Holdings
10.25% Senior discount notes due 2012 (net of unamortized discount of $16,379 and $24,683, respectively)	$115,121	$106,817
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility
Revolving credit facility due 2010	—	9,300
Term loan due 2011	94,320	106,510
Total	359,441	372,627
Less current portion of long-term debt	(972)	(1,090)
Total long-term debt	$358,469	$371,537

	May 26, 2007	August 26, 2006
AAC
8.25% Senior subordinated notes due 2012	$150,000	$150,000
Senior secured credit facility
Revolving credit facility due 2010	—	9,300
Term loan due 2011	94,320	106,510
Total	244,320	265,810
Less current portion of long-term debt	(972)	(1,090)
Total long-term debt	$243,348	$264,720

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

14.75% Senior PIK Notes
     On June12, 2006, Parent Holdings issued $150 million of 12.75% PIK Notes. The net proceeds of this offering were used to pay a $140.5 million dividend to stockholders. Parent Holdings was formed in May 2006, as the parent of Intermediate Holdings and has no separate operations from its ownership in Intermediate Holdings. Interest accrued on these notes at 12.75% per annum through February 23, 2007. As of February 24, 2007, the rate at which interest accrues increased to 14.75% per annum (as described below). The first interest payment on the 12.75% PIK Notes occurred on October 1, 2006. Through April 1, 2011, interest on the 14.75% PIK Notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1.

     The 14.75% PIK Notes mature on October 1, 2012. At maturity, Parent Holdings is required to repay the 14.75% PIK Notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date.

     At any time on or after October 1, 2008, Parent Holdings may redeem the 14.75% PIK Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 9.563%, declining ratably to 3.188%, plus accrued, unpaid, and special interest. At any time prior to October 1, 2008, Parent Holdings may also redeem 100% (but not less than 100%) of the then outstanding notes. The 14.75% PIK Notes are required to be redeemed with the net cash proceeds of certain equity offerings at redemption price equal to the lesser of 109.563% or the then applicable redemption price of the aggregate principal amount, plus accrued, unpaid, and special interest.

       For the four quarters ending February 24, 2007, consolidated adjusted EBITDA fell below a certain target level , as specified in the indenture governing the 12.75% PIK Notes, for the period then ended, and therefore, the rate at which interest accrues on the 12.75% PIK Notes increased by 2.00% per annum commencing on and including February 24, 2007 accordingly, the notes are referred to as 14.75% PIK Notes subsequent to such date. Additionally, if the consolidated group leverage ratio on August 30, 2008 is greater than 5.0 to 1.0, the rate at which interest accrues on the 14.75% PIK Notes will increase an additional 2.00% per annum commencing on and including August 30, 2008.

     If a change in control as defined in the indenture relating to the 14.75% PIK Notes occurs, Parent Holdings must give the holders of the 14.75% Notes the opportunity to sell their 14.75% PIK Notes to Parent Holdings at 101% of the aggregate principal amount outstanding of the 14.75% PIK Notes, plus accrued interest.

     Additionally, the terms of the 14.75% PIK Notes limit Parent Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. As of May 26, 2007, Parent Holdings was in compliance with all such provisions.

Mandatory Redeemable Preferred Stock
     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which Intermediate Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (the “Series A Preferred Stock”). In connection with the Purchase Agreement, the investor was granted (i) registration rights on the capital stock of Intermediate Holdings held by the investor in the event of an initial public offering by Intermediate Holdings, (ii) preemptive rights to purchase additional capital stock of Intermediate Holdings in order to maintain its percentage ownership in Intermediate Holdings upon the sales of additional capital stock and (iii) the right to have an observer seat on the Board of Directors of Intermediate Holdings. Intermediate Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings. All undeclared dividends and declared but unpaid dividends shall accrue from the date the stock was issued. Undeclared dividends at May 26, 2007 totaled $1,557 and have been recorded as accrued interest in other long-term liabilities in the financial statements. The Series A Preferred Stock may be redeemed by Intermediate Holdings on or after January 18, 2007 at a price equal to 104% of the Liquidation Preference (as defined in the Amended and Restated Certificate of Incorporation of Intermediate Holdings (the “Certificate of Incorporation”). Such percentage is reduced annually until the purchase price upon redemption to Intermediate Holdings is equal to 100% of the Liquidation Preference.

     In addition, the Series A Preferred Stock is subject to mandatory redemption on January 18, 2013 or, at the election of the investor, in the event of a Change in Control or a Public Equity Offering (each as defined in the Certificate of Incorporation). As a result of the mandatory redemption requirements, the Series A Preferred Stock was classified as long-term debt.

     The holders of Series A Preferred Stock agreed in May 2006 to exchange their shares of Series A Preferred Stock for new shares of Series A Mandatory Redeemable Preferred Stock of Parent Holdings, the new parent company of Intermediate Holdings. These new shares have the same rights, preferences and privileges as the Series A Preferred Stock of Intermediate Holdings.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

10.25% Senior Discount Notes
     On November 16, 2004 Intermediate Holdings issued the 10.25% Notes. The net proceeds of this offering were distributed to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders. Intermediate Holdings was formed on November 8, 2004 and has no operations separate from its ownership in AAC Holding Corp. and its subsidiary, AAC. Interest accrues on the 10.25% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10.25% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum.

     At any time on or after October 1, 2008, Intermediate Holdings may redeem the 10.25% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 5.125%, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to October 1, 2007, Intermediate Holdings may redeem up to 35% of the aggregate accreted value of the 10.25% Notes with the proceeds of qualified equity offerings at a redemption price equal to 110.25% of the accreted value.

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

     Additionally, the terms of the 10.25% Notes limit Intermediate Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of May 26, 2007 Intermediate Holdings was in compliance with all such provisions.

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

     The Company may not redeem the 8.25% Notes until on or after April 1, 2008, except that the Company, in connection with certain equity offerings, may redeem up to 35% of the 8.25% Notes before the third anniversary of the issue date of the 8.25% Notes as long as (a) the Company pays a specified percentage of the principal amount of the 8.25% Notes, plus interest, (b) the Company redeems the 8.25% Notes within 90 days of completing a public equity offering and (c) at least 65% of the aggregate principal amount of the 8.25% Notes originally issued remains outstanding afterward.

     If a change in control as defined in the indenture relating to the 8.25% Notes occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101% of the principal amount of the 8.25% Notes, plus accrued interest.

     The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of May 26, 2007.

Senior Secured Credit Facility

     On March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC
Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of May 26, 2007, assets of AAC subject to lien under the Senior Credit Facility were approximately $341.1 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.

     On August 17, 2006, some of the terms of the Senior Credit Facility were amended, “Amended Senior Credit Facility,” which added Parent Holdings to the agreement and gave the Company more latitude in some of the restrictions on restricted junior payments, reimbursement of income taxes and corporate operating expenses.

     The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $243 are made through 2011. The term loan of the Amended Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Amended Senior Credit Facility was approximately 7.7% at May 26, 2007.

     During the nine months ended May 26, 2007, the Company paid down $12.2 million of the term loan of the Amended Senior Credit Facility, of which approximately $0.8 million was mandatory quarterly payments.

     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of May 26, 2007 was approximately $37.7 million including $2.3 million in letters of credit outstanding.

     Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election (except for the initial loans that were base rate loans). Interest rates payable on advances are based upon the base rate or LIBOR depending on the type of loan AAC chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization) to be calculated in accordance with the terms specified in the credit agreement governing the Amended Senior Credit Facility.

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

     AAC was in compliance with the Amended Senior Credit Facility’s covenants as of May 26, 2007.

     Parent Holdings’ weighted average interest rate on debt outstanding as of May 26, 2007 and August 26, 2006 was 10.7% and 10.0%, respectively.

     Intermediate Holdings’ weighted average interest rate on debt outstanding as of May 26, 2007 and August 26, 2006 was 8.8% and 8.7%, respectively.

     AAC’s weighted average interest rate on debt outstanding as of May 26, 2007 and August 26, 2006 was 8.0% and 8.1%, respectively.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

6. Commitments and Contingencies

Pending Litigation
     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company (“Taylor”), a subsidiary of AAC, back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor filed a timely answer to the lawsuit. A settlement with prejudice has been reached and the settlement documents have been executed. The settlement amount is less than $50,000 and contains a confidentiality and non disclosure provision.

     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flow.

Gold Consignment Agreement
     Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company had expensed $30 consignment fees for the three months ended May 26, 2007 and $82 for the three months ended May 27, 2006. The Company had expensed $36 consignment fees for the nine months ended May 26, 2007 and $242 for the nine months ended May 27, 2006. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the Company pays the supplier for quantities purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 26, 2007, the Company held 8,865 ounces of consigned gold valued at $5.8 million, while at August 26, 2006, the Company held no gold on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

7. Income Taxes
     AAC has recorded a tax provision at an effective rate of 39% for the three and nine months ended May 26, 2007, which represents the estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2007. Intermediate Holdings has recorded a tax provision at an effective rate of 42% for the three and nine months ended May 26, 2007, which represents the estimated federal and state income tax rate, after taking into consideration the non-deductibility of a portion of its interest on high-yield debt, that will apply to pre-tax earnings for fiscal 2007. Parent Holdings has recorded a tax provision at an effective rate of 38% and a tax benefit at an effective rate of 24% for the three and nine months ended May 26, 2007, respectively. The effective rate of 24% for the nine month period represents the estimated annual federal and state income tax rate that would apply to estimated pre-tax earnings. Since the estimated non-deductible interest on its high yield debt is significant in relation to the projected book pre-tax loss for fiscal 2007, there is a high degree of variability on the potential annual effective tax rate.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

8. Postretirement Pension and Medical Benefits
     Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

     The net periodic postretirement benefit cost (income), include the following components:
	For the three months ended		For the three months ended
	May 26, 2007		May 27, 2006
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$20	$—	$25	$—
Interest cost	225	27	211	32
Expected return on assets	(247)	—	(223)	—
Amortization of unrecognized net loss (gain)	—	(88)	—	(80)
Amortization of unrecognized net prior service costs	—	(37)	—	(25)
Net periodic postretirement benefit cost (income)	$(2)	$(98)	$13	$(73)

	For the nine months ended		For the nine months ended
	May 26, 2007		May 27, 2006
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$60	$—	$74	$—
Interest cost	675	81	633	110
Expected return on assets	(741)	—	(669)	—
Amortization of unrecognized net loss (gain)	—	(264)	—	(235)
Amortization of unrecognized net prior service costs	—	(111)	—	(25)
Net periodic postretirement benefit cost (income)	$(6)	$(294)	$38	$(150)

9. Related-Party Transactions
     On March 25, 2004, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3,000 or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $916 and $2,748 by the Company for the three and nine months ended May 26, 2007, respectively, and $750 and $2,250 for the three and nine months ended May 27, 2006.

     As of May 26, 2007, the Company had prepaid management fees of approximately $305 and accrued expenses of approximately $55, while as of August 26, 2006, the Company had prepaid management fees of approximately $250, and accrued expenses of approximately $90.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

10. Business Segments
     The Company manufactures, markets and sells class rings, yearbooks, letter jackets, and graduation products, which includes fine paper products and graduation accessories, to high school, college and, to a lesser extent, elementary and junior high school markets in the United States. The Company’s class ring segment consists of its on campus class rings and retail class rings operating segments, which have been aggregated into one reporting segment in accordance with paragraph 26.a of FAS 131. The achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. The other segment consists of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings, commercial and fine books, and letter jackets.
	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended May 26, 2007
Net sales	$40,409	$68,202	$25,029	$341	$10,182	$144,163
Segment operating income (loss)	7,369	25,206	6,852	(949)	1,433	$39,911
Segment assets	206,373	190,496	67,388	36,127	40,079	$540,463

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended May 27, 2006
Net sales	$37,656	$70,858	$23,800	$1,145	$6,705	$140,164
Segment operating income (loss)	6,644	25,155	5,860	(635)	(186)	$36,838
Segment assets	206,331	192,674	67,336	38,657	34,799	$539,797

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Nine Months Ended May 26, 2007
Net sales	$104,778	$81,407	$43,066	$1,631	$23,716	$254,598
Segment operating income (loss)	16,092	17,336	7,891	(2,976)	2,151	$40,494
Segment assets	206,373	190,496	67,388	36,127	40,079	$540,463

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Nine Months Ended May 27, 2006
Net sales	$103,715	$86,390	$42,641	$8,661	$16,326	$257,733
Segment operating income (loss)	17,350	19,025	6,852	(479)	(9)	$42,739
Segment assets	206,331	192,674	67,336	38,657	34,799	$539,797

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended May 26, 2007
Net sales	$40,409	$68,202	$25,029	$341	$10,182	$144,163
Segment operating income (loss)	7,369	25,206	6,852	(949)	1,433	$39,911
Segment assets	203,131	187,549	66,338	35,599	39,534	$532,151

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended May 27, 2006
Net sales	$37,656	$70,858	$23,800	$1,145	$6,705	$140,164
Segment operating income (loss)	6,644	25,155	5,860	(635)	(186)	$36,838
Segment assets	206,331	192,674	67,336	38,657	34,799	$539,797

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Nine Months Ended May 26, 2007
Net sales	$104,778	$81,407	$43,066	$1,631	$23,716	$254,598
Segment operating income (loss)	16,092	17,336	7,891	(2,976)	2,151	$40,494
Segment assets	203,131	187,549	66,338	35,599	39,534	$532,151

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Nine Months Ended May 27, 2006
Net sales	$103,715	$86,390	$42,641	$8,661	$16,326	$257,733
Segment operating income (loss)	17,350	19,025	6,852	(479)	(9)	$42,739
Segment assets	206,331	192,674	67,336	38,657	34,799	$539,797

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended May 26, 2007
Net sales	$40,409	$68,202	$25,029	$341	$10,182	$144,163
Segment operating income (loss)	7,369	25,206	6,852	(949)	1,433	$39,911
Segment assets	201,994	186,516	65,970	35,413	39,344	$529,237

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Three Months Ended May 27, 2006
Net sales	$37,656	$70,858	$23,800	$1,145	$6,705	$140,164
Segment operating income (loss)	6,644	25,155	5,860	(635)	(186)	$36,838
Segment assets	204,930	191,401	66,883	38,429	34,564	$536,207

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Nine Months Ended May 26, 2007
Net sales	$104,778	$81,407	$43,066	$1,631	$23,716	$254,598
Segment operating income (loss)	16,092	17,336	7,891	(2,976)	2,151	$40,494
Segment assets	201,994	186,516	65,970	35,413	39,344	$529,237

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Nine Months Ended May 27, 2006
Net sales	$103,715	$86,390	$42,641	$8,661	$16,326	$257,733
Segment operating income (loss)	17,350	19,025	6,852	(479)	(9)	$42,739
Segment assets	204,930	191,401	66,883	38,429	34,564	$536,207

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements - (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

11. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning with its fiscal year 2008. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“FAS 158”). FAS 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of FAS 158 will be effective for the Company at the end of its fiscal year 2007. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The accounting provisions of FAS 159 are effective for the Company beginning with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto. The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

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

     Parent Holdings conducts all of its business through Intermediate Holdings and AAC and its subsidiaries. The consolidated financial statements of Parent Holdings include the accounts of its direct wholly-owned subsidiary, Intermediate Holdings, and its indirect wholly-owned subsidiary, AAC. Parent Holdings’ consolidated financial statements are substantially identical to Intermediate Holdings’ consolidated financial statements, with the exception of additional interest expense related to its 14.75% senior PIK notes, amortization of deferred financing costs and the effective income tax rate.

     Parent Holdings was formed in May 2006, and the stockholders of Intermediate Holdings participated in an exchange on May 30, 2006, pursuant to which they exchanged their shares of common stock and preferred stock in Intermediate Holdings for a like kind and amount of shares in Parent Holdings. Following the exchange, Intermediate Holdings became a wholly-owned subsidiary of Parent Holdings.

Fiscal Year End
     We use a 52/53-week fiscal year ending on the last Saturday of August.

General
     We are one of the leading manufacturers and marketers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings, graduation products, and letter jackets, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings, commercial printing, and letter jackets.

     Our ability to meet our debt service and other obligations depends in significant part on how successful we are in maintaining our business and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development and acquisition of new products. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies.

     Numerous raw materials are used in the manufacture of our products. Gold, precious and non-precious metals, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices were unstable and the U.S. dollar declined compared to the Euro during the first three quarters of our fiscal year 2007.

     We face competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. Our achievement publication products compete with one national manufacturer and, to a lesser extent, with various other companies. We believe that it would be costly and time-consuming for new competitors to replicate the production and distribution capabilities necessary to compete effectively in this market, and as a result, there have been no major new competitors in the last 60 years.

     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 44% of our fiscal year 2006 net sales in our third quarter. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. We have experienced operating losses during our first and fourth fiscal quarters, which include the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

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

Company Background
     Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of Educational Communications, Inc. (“ECI”), which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.

      On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012. In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and, as a result, AAC Holding Corp became a wholly owned subsidiary of Intermediate Holdings.

     On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were distributed to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders.

     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Intermediate Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (“Series A Preferred Stock”). In connection with this transaction, Intermediate Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings.

     On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, American Achievement Group Holding Corp., to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of common stock of Intermediate Holdings contributed each share of such stock then held to Parent Holdings in exchange for a new share of common stock of Parent Holdings and each holder of Series A Preferred Stock of Intermediate Holdings contributed each share of such stock then held to Parent Holdings in exchange for a new share of series A mandatory redeemable preferred stock of Parent Holdings. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.

     On June 12, 2006, Parent Holdings issued $150.0 million principal amount of 12.75% senior PIK notes due October 1, 2012. The net proceeds of the 12.75% senior PIK notes were approximately $140.5 million and were distributed to the stockholders of Parent Holdings as a dividend. The 12.75% senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries. Interest accrued on these notes at 12.75% per annum through February 23, 2007. As of February 24, 2007, the rate at which interest accrues increased to 14.75% per annum.

     Effective April 1, 2007, Commemorative Brands, Inc., a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise, located in Waco, Texas. The purchase price in connection with this acquisition was approximately $6.2 million, including transaction costs, with up to $1.5 million additional to be paid upon achieving certain financial goals through August 2010. The Powers acquisition was accounted for using the purchase method of accounting.

Results of Operations
Three Months Ended May 26, 2007 Compared to Three Months Ended May 27, 2006
The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales (dollars in thousands):
	Parent Holdings
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	May 26, 2007	Sales	May 27, 2006	Sales
Net sales	$144,163	100.0%	$140,164	100.0%
Cost of sales	57,157	39.7%	56,566	40.4%
Gross profit	87,006	60.3%	83,598	59.6%
Selling, general and administrative expenses	47,095	32.7%	46,760	33.3%
Operating income	39,911	27.6%	36,838	26.3%
Interest expense	15,608	10.8%	8,910	6.4%
Income before income taxes	24,303	16.8%	27,928	19.9%
Provision for income taxes	9,136	6.3%	12,169	8.7%
Net income	$15,167	10.5%	$15,759	11.2%

	Intermediate Holdings
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	May 26, 2007	Sales	May 27, 2006	Sales
Net sales	$144,163	100.0%	$140,164	100.0%
Cost of sales	57,157	39.7%	56,566	40.4%
Gross profit	87,006	60.3%	83,598	59.6%
Selling, general and administrative expenses	47,095	32.7%	46,760	33.3%
Operating income	39,911	27.6%	36,838	26.3%
Interest expense	8,555	5.9%	8,910	6.4%
Income before income taxes	31,356	21.7%	27,928	19.9%
Provision for income taxes	13,051	9.0%	12,169	8.7%
Net income	$18,305	12.7%	$15,759	11.2%

	AAC
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	May 26, 2007	Sales	May 27, 2006	Sales
Net sales	$144,163	100.0%	$140,164	100.0%
Cost of sales	57,157	39.7%	56,566	40.4%
Gross profit	87,006	60.3%	83,598	59.6%
Selling, general and administrative expenses	47,095	32.7%	46,760	33.3%
Operating income	39,911	27.6%	36,838	26.3%
Interest expense	5,619	3.8%	5,980	4.3%
Income before income taxes	34,292	23.8%	30,858	22.0%
Provision for income taxes	13,534	9.4%	12,248	8.7%
Net income	$20,758	14.4%	$18,610	13.3%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $4.0 million, or 2.9%, to $144.2 million for the three months ended May 26, 2007 from $140.2 million for the three months ended May 27, 2006.

The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales increased $2.7 million to $40.4 million for the three months ended May 26, 2007 from $37.7 million for the three months ended May 27, 2006. The increase in net sales was the result of increases of $1.4 million in high school ring sales and $1.3 million in college ring sales. The increase in high school ring sales of $1.2 million is due to the timing of delivery of on-campus ring shipments and an increase in average price per unit. The remaining increase in high school class rings is due to an increase in class rings sold at retail stores.  The increase in college rings is a result of an increase in units and the average price of the rings shipped.

Yearbooks. Net sales decreased $2.7 million to $68.2 million for the three months ended May 26, 2007 from $70.9 million for the three months ended May 27, 2006. The decline in yearbooks is the result of fewer contracts due to timing of shipments shifting from the three months ended May 26, 2007 to the three months ended August 25, 2007.

Graduation Products. Net sales increased $1.2 million to $25.0 million for the three months ended May 26, 2007 from $23.8 million for the three months ended May 27, 2006. The increase in net sales was mainly due to timing of shipments. The sales in the three months ended May 26, 2007 were higher than normal because some shipments that were expected to ship in the second quarter 2007 were actually shipped in the third quarter 2007.

Achievement Publications. Net sales decreased $0.8 million to $0.3 million for the three months ended May 26, 2007 from $1.1 million for the three months ended May 27, 2006. The decrease in net sales was the result of a decline in collateral product sales.

Other. Net sales increased $3.5 million to $10.2 million for the three months ended May 26, 2007 from $6.7 million for the three months ended May 27, 2006. Approximately $1.1 million of the sales increase was due the sales of letter jackets, chenille patches and other spirit embroidery merchandise as a result of the Powers acquisition, which occurred April 1, 2007. The remainder of the increase in net sales was attributable to an increase in affinity jewelry sales at retail stores and through e-commerce channels.

Gross Profit. Overall, gross profit increased $3.4 million. The increase is due to higher sales and a one-time write-off of obsolete inventory in the graduation products segment that was taken in the prior fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million, or 0.7%, to $47.1 million for the three months ended May 26, 2007 from $46.8 million for the three months ended May 27, 2006. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $0.3 million to $36.3 million or 25.2% of net sales, for the three months ended May 26, 2007 from $36.0 million or 25.7% of net sales, for the three months ended May 27, 2006.  General and administrative expenses remained flat at $10.8 million or 7.5% of net sales, for the three months ended May 26, 2007 from $10.8 million or 7.7% of net sales, for the three months ended May 27, 2006.

Operating Income. As a result of the foregoing, operating income was $39.9 million, or 27.6% of net sales, for the three months ended May 26, 2007 as compared with operating income of $36.8 million, or 26.3% of net sales, for the three months ended May 27, 2006. The class rings segment reported operating income of $7.4 million for the three months ended May 26, 2007 as compared with operating income of $6.6 million for the three months ended May 27, 2006. The yearbooks segment reported operating income of $25.2 million for the three months ended May 26, 2007 as compared with operating income of $25.2 million for the three months ended May 27, 2006. The graduation products segment reported operating income of $6.9 million for the three months ended May 26, 2007 as compared with operating income of $5.9 million for the three months ended May 27, 2006. The achievement publications segment reported an operating loss of $0.9 million for the three months ended May 26, 2007 as compared with an operating loss of $0.6 million for the three months ended May 27, 2006. The other segment reported operating income of $1.4 million for the three months ended May 26, 2007 as compared with an operating loss of $0.2 million for the three months ended May 27, 2006.

Interest Expense, Net. For Parent Holdings, net interest expense was $15.6 million for the three months ended May 26, 2007 and $8.9 million for the three months ended May 27, 2006. The average debt outstanding of Parent Holdings for the three months ended May 26, 2007 and the three months ended May 27, 2006 was $533 million and $373 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the three months ended May 26, 2007 and the three months ended May 27, 2006 was 10.9% and 9.1%, respectively.

     For Intermediate Holdings, net interest expense was $8.6 million for the three months ended May 26, 2007 and $8.9 million for the three months ended May 27, 2006. The average debt outstanding of Intermediate Holdings for the three months ended May 26, 2007 and the three months ended May 27, 2006 was $359 million and $373 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended May 26, 2007 and the three months ended May 27, 2006 was 9.0% and 9.1%, respectively.

      For AAC, net interest expense was $5.6 million for the three months ended May 26, 2007 and $6.0 million for the three months ended May 27, 2006. The average debt outstanding of AAC for the three months ended May 26, 2007 and the three months ended May 27, 2006 was $245 million and $262 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended May 26, 2007 and the three months ended May 27, 2006 was 8.5% and 8.5%, respectively.

Income Taxes. For the three months ended May 26, 2007 and May 27, 2006, Parent Holdings recorded an income tax provision of $9.1 million and $12.2 million, respectively, which represents an effective tax rate of 38% and 44% for each period. The effective rate differs from normal statutory rates due to the non-deductibility of a portion of its interest on high-yield debt. Additional high-yield debt was added in June 2006 at Parent Holdings, which has caused the effective tax rate in fiscal 2007 to be different than fiscal 2006.

     For the three months ended May 26, 2007 and May 27, 2006, Intermediate Holdings recorded an income tax provision of $13.1 million and $12.2 million, respectively, which represents an effective tax rate of 42% and 44% for each period. Intermediate Holdings’ effective rates for the three months ended May 26, 2007 and May 27, 2006 represent an estimate of the annual federal and state income tax rate after considering the non-deductibility of a portion of its interest on high-yield debt.

     For the three months ended May 26, 2007 and May 27, 2006, AAC recorded an income tax provision of $13.5 million and $12.2 million, respectively, which represents an effective tax rate of 39% and 40% for each period. AAC’s effective rates for the three months ended May 26, 2007 and May 27, 2006 represent an estimate of the annual federal and state income tax rate.

Net Income. As a result of the foregoing, Parent Holdings reported net income of $15.2 million for the three months ended May 26, 2007 as compared to net income of $15.8 million for the three months ended May 27, 2006.

     As a result of the foregoing, Intermediate Holdings reported net income of $18.3 million for the three months ended May 26, 2007 as compared to net income of $15.8 million for the three months ended May 27, 2006.

     As a result of the foregoing, AAC reported net income of $20.8 million for the three months ended May 26, 2007 as compared to a net income of $18.6 million for the three months ended May 27, 2006.

Nine Months Ended May 26, 2007 Compared to Nine Months Ended May 27, 2006
The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales (dollars in thousands):
	Parent Holdings
	For the Nine	% of	For the Nine	% of
	Months Ended	Net	Months Ended	Net
	May 26, 2007	Sales	May 27, 2006	Sales
Net sales	$254,598	100.0%	$257,733	100.0%
Cost of sales	106,397	41.8%	103,336	40.1%
Gross profit	148,201	58.2%	154,397	59.9%
Selling, general and administrative expenses	107,707	42.3%	111,658	43.3%
Operating income	40,494	15.9%	42,739	16.6%
Interest expense	44,579	17.5%	25,942	10.1%
Income (loss) before income taxes	(4,085)	(1.6)%	16,797	6.5%
Provision (benefit) for income taxes	(974)	(0.4)%	7,358	2.8%
Net income (loss)	$(3,111)	(1.2)%	$9,439	3.7%

	Intermediate Holdings
	For the Nine	% of	For the Nine	% of
	Months Ended	Net	Months Ended	Net
	May 26, 2007	Sales	May 27, 2006	Sales
Net sales	$254,598	100.0%	$257,733	100.0%
Cost of sales	106,397	41.8%	103,336	40.1%
Gross profit	148,201	58.2%	154,397	59.9%
Selling, general and administrative expenses	107,707	42.3%	111,658	43.3%
Operating income	40,494	15.9%	42,739	16.6%
Interest expense	25,567	10.0%	25,942	10.1%
Income before income taxes	14,927	5.9%	16,797	6.5%
Provision for income taxes	6,277	2.5%	7,358	2.8%
Net income	$8,650	3.4%	$9,439	3.7%

	AAC
	For the Nine	% of	For the Nine	% of
	Months Ended	Net	Months Ended	Net
	May 26, 2007	Sales	May 27, 2006	Sales
Net sales	$254,598	100.0%	$257,733	100.0%
Cost of sales	106,397	41.8%	103,336	40.1%
Gross profit	148,201	58.2%	154,397	59.9%
Selling, general and administrative expenses	107,707	42.3%	111,658	43.3%
Operating income	40,494	15.9%	42,739	16.6%
Interest expense	16,946	6.7%	17,738	6.9%
Income before income taxes	23,548	9.2%	25,001	9.7%
Provision for income taxes	9,299	3.6%	9,925	3.8%
Net income	$14,249	5.6%	$15,076	5.9%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $3.1 million, or 1.2%, to $254.6 million for the nine months ended May 26, 2007 from $257.7 million for the nine months ended May 27, 2006.

The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales increased $1.1 million to $104.8 million for the nine months ended May 26, 2007 from $103.7 million for the nine months ended May 27, 2006. The increase in net sales was the result of an increase of $2.0 million in college rings, partially offset by a decrease of $0.9 million in high school rings. The increase in college ring sales is attributable to the increase in average price of the rings. The decrease in high school ring sales is due to a $1.6 million decline in rings sold in retail stores offset by an increase in average selling prices of on campus high school rings.

Yearbooks. Net sales decreased $5.0 million to $81.4 million for the nine months ended May 26, 2007 from $86.4 million for the nine months ended May 27, 2006. The decline in yearbooks is the result of fewer contracts due to timing of shipments shifting from the three months ended May 26, 2007 to the three months ended August 25, 2007 and a slight decrease in the average price per contract due to product mix.

Graduation Products. Net sales increased $0.4 million to $43.0 million for the nine months ended May 26, 2007 from $42.6 million for the nine months ended May 27, 2006.

Achievement Publications. Net sales decreased $7.1 million to $1.6 million for the nine months ended May 26, 2007 from $8.7 million for the nine months ended May 27, 2006. The decrease in sales was due to lower collateral product sales and  not shipping a Who’s Who Among American High School Students publication in the nine months ended May 26, 2007. In the nine months ended May 27, 2006, the publication was shipped and accounted for $5.5 million of net sales. In fiscal year 2006, two editions of Who’s Who Among American High School Students were shipped, one in October 2005 and one in August 2006, while in fiscal year 2007, this publication will only ship in August 2007. Thus, total fiscal year 2007 net sales for achievement publications will be lower than total fiscal year 2006 net sales.

Other. Net sales increased $7.4 million to $23.7 million for the nine months ended May 26, 2007 from $16.3 million for the nine months ended May 27, 2006. Approximately $1.1 million of the sales increase was due the sales of letter jackets, chenille patches and other spirit embroidery merchandise as a result of the Powers acquisition, which occurred April 1, 2007. The remainder of the increase was mainly related to an increase in affinity jewelry sales at retail stores and through e-commerce channels.

Gross Profit. Overall, gross profit decreased $6.2 million, of which $5.9 million related to the decline in achievement publications segment. The remaining difference was made up of a decline of $2.6 million related to the timing of shipments and the product mix of yearbook sales and a $0.8 million decline in class rings due to lower retail sales and product mix, offset by an increase in graduation products and affinity jewelry sales. The increase in graduation products is also the result of the one-time write-off of obsolete inventory taken in the prior fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.0 million, or 3.5%, to $107.7 million for the nine months ended May 26, 2007 from $111.7 million for the nine months ended May 27, 2006. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $2.2 million to $76.2 million or 29.9% of net sales, for the nine months ended May 26, 2007 from $78.4 million or 30.4% of net sales, for the nine months ended May 27, 2006. The decrease in selling and marketing expenses was primarily the result of not publishing the Who’s Who Among American High School Students publication in the nine months ended May 26, 2007. General and administrative expenses for the nine months ended May 26, 2007 were $31.5 million, or 12.4% of net sales, as compared to $33.3 million, or 12.9% of net sales, for the nine months ended May 27, 2006. The decrease in general and administrative expenses was primarily the result of non-recurring professional services incurred in the nine months ended May 27, 2006.

Operating Income (Loss). As a result of the foregoing, operating income was $40.5 million, or 15.9% of net sales, for the nine months ended May 26, 2007 as compared with operating income of $42.7 million, or 16.6% of net sales, for the nine months ended May 27, 2006. The class rings segment reported operating income of $16.1 million for the nine months ended May 26, 2007 as compared with operating income of $17.4 million for the nine months ended May 27, 2006. The yearbooks segment reported operating income of $17.3 million for the nine months ended May 26, 2007 as compared with an operating income of $19.0 million for the nine months ended May 27, 2006. The graduation products segment reported operating income of $7.9 million for the nine months ended May 26, 2007 as compared with operating income of $6.9 million for the nine months ended May 27, 2006. The achievement publications segment reported an operating loss of $3.0 million for the nine months ended May 26, 2007 as compared with operating loss of $0.5 million for the nine months ended May 27, 2006. The other segment reported operating income of $2.2 million for the nine months ended May 26, 2007 as compared with operating loss of $9 thousand for the nine months ended May 27, 2006.

Interest Expense, Net. For Parent Holdings, net interest expense was $44.6 million for the nine months ended May 26, 2007 and $25.9 million for the nine months ended May 27, 2006. The average debt outstanding of Parent Holdings for the nine months ended May 26, 2007 and the nine months ended May 27, 2006 was $539 million and $390 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the nine months ended May 26, 2007 and the nine months ended May 27, 2006 was 10.6% and 8.4%, respectively.

     For Intermediate Holdings, net interest expense was $25.6 million for the nine months ended May 26, 2007 and $25.9 million for the nine months ended May 27, 2006. The average debt outstanding of Intermediate Holdings for the nine months ended May 26, 2007 and the nine months ended May 27, 2006 was $369 million and $390 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the nine months ended May 26, 2007 and the nine months ended May 27, 2006 was 8.7% and 8.4%, respectively.

     For AAC, net interest expense was $16.9 million for the nine months ended May 26, 2007 and $17.7 million for the nine months ended May 27, 2006. The average debt outstanding of AAC for the nine months ended May 26, 2007 and the nine months ended May 27, 2006 was $258 million and $286 million, respectively. The weighted average interest rate on debt outstanding of AAC for the nine months ended May 26, 2007 and the nine months ended May 27, 2006 was 8.1% and 7.7%, respectively.

Income Taxes. For the nine months ended May 26, 2007 and May 27, 2006, Parent Holdings recorded an income tax benefit of $1.0 million and an income tax provision of $7.4 million, respectively, which represents an effective tax rate of 24% and 44% for each period. The effective rate differs from normal statutory rates due to the non-deductibility of a portion of its interest on high-yield debt. Additional high-yield debt was added in June 2006 at Parent Holdings, which has caused the effective tax rate in fiscal 2007 to be different than fiscal 2006.

     For the nine months ended May 26, 2007 and May 27, 2006, Intermediate Holdings recorded an income tax provision of $6.3 million and $7.4 million, respectively, which represents an effective tax rate of 42% and 44% for each period. Intermediate Holdings’ effective rates for the nine months ended May 26, 2007 and May 27, 2006 represent an estimate of the annual federal and state income tax rate after considering the non-deductibility of a portion of its interest on high-yield debt.

     For the nine months ended May 26, 2007 and May 27, 2006, AAC recorded an income tax provision of $9.3 million and $9.9 million, respectively, which represents an effective tax rate of 39% and 40% for each period. AAC’s effective rates for the nine months ended May 26, 2007 and May 27, 2006 represent an estimate of the annual federal and state income tax rate.

Net Income (Loss). As a result of the foregoing, Parent Holdings reported a net loss of $3.1 million for the nine months ended May 26, 2007 as compared to net income of $9.4 million for the nine months ended May 27, 2006.

     As a result of the foregoing, Intermediate Holdings reported net income of $8.7 million for the nine months ended May 26, 2007 as compared to net income of $9.4 million for the nine months ended May 27, 2006.

     As a result of the foregoing, AAC reported net income of $14.2 million for the nine months ended May 26, 2007 as compared to net income of $15.1 million for the nine months ended May 27, 2006.

Liquidity and Capital Resources
Operating Activities
     Operating activities provided $40.3 million of cash for the nine months ended May 26, 2007 compared to cash provided of $36.7 million for the nine months ended May 27, 2006. The $3.6 million increase in cash provided by operating activities was mainly attributable to lower working capital requirements, partially offset by lower operating results.

Investing Activities
     Capital expenditures for the nine months ended May 26, 2007 were $7.9 million compared to capital expenditures of $10.9 million for the nine months ended May 27, 2006. Our projected capital expenditures for the entire fiscal year 2007 are expected to be approximately $14.0 million.  In addition, the Powers acquisition accounted for $6.0 million, net of cash, investing outflow.

Financing Activities
     For Parent Holdings, net cash used in financing activities was $22.6 million for the nine months ended May 26, 2007 compared to cash used of $23.8 million for the nine months ended May 27, 2006. During the nine months ended May 26, 2007, the Company paid down $9.3 million, net, of the revolver and $12.2 million of its term loan.

     For Intermediate Holdings, financing activities used cash of $22.4 million for the nine months ended May 26, 2007 compared to cash used of $23.8 million for the nine months ended May 27, 2006. During the nine months ended May 26, 2007, the Company paid down $9.3 million, net, of the revolver and $12.2 million of its term loan.

     For AAC, financing activities used cash of $22.4 million for the nine months ended May 26, 2007 compared to cash used of $24.0 million for the nine months ended May 27, 2006. During the nine months ended May 26, 2007, the Company paid down $9.3 million, net, of the revolver and $12.2 million of its term loan.

Capital Resources
       In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.

     The senior secured credit facility, as amended, provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of May 26, 2007, $0 was outstanding on the revolving loan and we had commitments for $2.3 million on letters of credit outstanding. The senior secured credit facility, as amended, imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility, as amended, contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility, as amended, is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility, as amended, is also guaranteed by AAC Holding Corp.

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

     In June 2006, Parent Holdings issued $150.0 million 12.75% senior PIK notes. Interest accrued on these notes at 12.75% per annum through February 23, 2007. As of February 24, 2007, the rate at which interest accrues increased to 14.75% per annum. The first interest payment on the notes occurred on October 1, 2006. Through April 1, 2011, interest on the notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1. The notes mature on October 1, 2012. At maturity, we are required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date. The notes are Parent Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The notes are effectively subordinated to Parent Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Parent Holdings’ subsidiaries, including Intermediate Holdings and AAC.

     We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

     We have a significant amount of indebtedness. On May 26, 2007, Parent Holdings had total indebtedness of $538.8 million (of which $170.1 million was 14.75% senior PIK notes, $115.1 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $94.3 million was indebtedness under the existing senior secured credit facility, $7.5 million was of our mandatory redeemable series A preferred stock and the balance of which consisted of AAC’s capital lease obligations and bank overdraft).

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

Off Balance-Sheet Obligations
     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million and (iii) a borrowing base, calculated based on a percentage of the value of gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of May 26, 2007, we held 8,865 ounces of consigned gold with a value of $5.8 million.

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

     As a result of the foregoing, we have experienced operating losses during our first and fourth fiscal quarters, which include the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning with our fiscal year 2008. We are currently evaluating the impact this standard will have on our financial position and results of operations.

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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“FAS 158”). FAS 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of FAS 158 will be effective for us at the end of our fiscal year 2007. We are currently evaluating the impact this standard will have on our financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The accounting provisions of FAS 159 are effective for us beginning with our fiscal year 2009. We are currently evaluating the impact this standard will have on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2006. In order to hedge market risk, we have from time-to-time purchased forward foreign currency exchange contracts. During the three and nine months ended May 26, 2007 and fiscal 2006, we did not purchase any forward foreign currency contracts and did not have any such contracts outstanding.

     Gold. We purchase a majority of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $2.3 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2006.

ITEM 4. CONTROLS AND PROCEDURES
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

     Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of the date of this report that during the third quarter of fiscal 2007 there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
     This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors, may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company’s access to students and consumers in schools; the seasonality of the Company’s business; regulatory and accounting rules; the Company’s relationship with its independent sales representatives; fashion and demographic trends; general economic, business, and market trends and events, especially during peak buying seasons for the Company’s products; the Company’s ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company’s cash flows; and the Company’s ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company’s operations and businesses. Forward-looking statements herein are expressly qualified on the foregoing or such other factors as may be applicable.

     You should consider the risks described in the Company’s Form 10-K filed with the Securities and Exchange Commission on November 22, 2006 as you review this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, we may be a party to lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, contractual issues and other matters. We cannot predict the ultimate outcome of any pending or threatened litigation or of actual claims or possible claims. However, we believe resulting liabilities, if any, will not have a material adverse impact upon our results of operations, financial condition or cash flows.

     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company, a subsidiary of AAC, back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor filed a timely answer to the lawsuit. A settlement with prejudice has been reached and the settlement documents have been executed. The settlement amount is less than $50,000 and contains a confidentiality and non disclosure provision.

ITEM 6. EXHIBITS
(a) Exhibits

EXHIBIT
NUMBER	DESIGNATION
31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: July 10, 2007

AMERICAN ACHIEVEMENT GROUP HOLDING CORP. AAC GROUP HOLDING CORP. AMERICAN ACHIEVEMENT CORPORATION
By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER (principal executive officer)

By:	/s/ SHERICE P. BENCH
Sherice P. Bench
CHIEF ACCOUNTING OFFICER (principal accounting officer)