Form 10-K
period 2007-08-25
American Achievement Group Holding Corp.; AAC Group Holding Corp.; AMERICAN ACHIEVEMENT CORP
filed 2007-12-07
CIK 1373768, 1311835, 1168468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 25, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers 333-137067, 333-121479 and 333-84294

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

     Number of shares of American Achievement Group Holding Corp outstanding as of August 25, 2007: 505,460 shares of common stock.

     Number of shares of AAC Group Holding Corp. outstanding as of August 25, 2007: 100 shares of common stock.

     Number of shares of American Achievement Corporation outstanding as of August 25, 2007: 100 shares of common stock.

     This Form 10-K is a combined annual report being filed separately by three registrants: American Achievement Group Holding Corp., AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp. and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us” and “our” refer to American Achievement Group Holding Corp. and AAC Group Holding Corp. together with American Achievement Corporation.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 25, 2007
INDEX

Page

PART I
Item 1. Business	3
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	13
Item 2. Properties	13
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13

PART II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6. Selected Financial Data	14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	35
Item 8. Financial Statements and Supplementary Data	36
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A. Controls and Procedures	82

PART III
Item 10. Directors, Executive Officers and Corporate Governance	83
Item 11. Executive Compensation	86
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13. Certain Relationships and Related Transactions, and Director Independence	95
Item 14. Principal Accounting Fees and Services	96

PART IV
Item 15. Exhibits, Financial Statement Schedules	96
Signatures	100
Employment Agreement - Kris G. Radhakrishnan
Employment Agreement - Theresa Ann Broome
Statement re: Computation of Ratios of Earnings to Fixed Charges
Subsidiaries
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Explanatory Note

This combined Form 10-K is separately filed by American Achievement Group Holding Corp., AAC Group Holding Corp. and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I

Item 1. Business

Registrants

     American Achievement Group Holding Corp. (“Parent Holdings”) was formed in May 2006 and owns 100% of the shares of common stock of AAC Group Holding Corp. (“Intermediate Holdings”). Intermediate Holdings, formed in November 2004, owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of American Achievement Corporation (“AAC”). Intermediate Holdings conducts all of its business through AAC Holding Corp. and AAC and its subsidiaries. Parent Holdings conducts all of its business through Intermediate Holdings, AAC Holding Corp. and AAC and its subsidiaries. Parent Holdings, Intermediate Holdings, and AAC are treated as entities under common control. Accordingly, the financial results are being presented for Parent Holdings and Intermediate Holdings for all periods for which the financial results of AAC are presented. The financial results of Parent Holdings prior to its formation represent entirely those of its wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. The financial results of Intermediate Holdings prior to its formation represent entirely those of its wholly-owned indirect subsidiary, AAC. The “Company”, “we”, “us” and “our” refer to Parent Holdings, Intermediate Holdings and AAC, together with our consolidated subsidiaries

General

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

     As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment.  The shutdown activities are expected to be substantially complete by the end of the first quarter of fiscal 2008.

Company Background

     Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of Educational Communications, Inc. (“ECI”), which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.   In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise and is located in Waco, Texas.

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

     On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, Parent Holdings, to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of common stock of Intermediate Holdings contributed each of their shares of such stock then held to Parent Holdings in exchange for a new share of common stock of Parent Holdings and each holder of series A redeemable preferred stock of Intermediate Holdings contributed each of their shares of such stock then held to the Parent Holdings in exchange for a new share of series A redeemable preferred stock of Parent Holdings. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.

     On June 12, 2006, Parent Holdings issued $150.0 million principal amount of senior PIK notes due October 1, 2012. The net proceeds of this offering were used to pay a $140.5 million dividend to the stockholders of Parent Holdings. Because EBITDA (earnings before interest, taxes, depreciation, and amortization) fell below certain target levels for the four quarters ended February 24, 2007, the rate at which interest accrues on the senior PIK notes was increased by 2.00% per annum, to a rate of 14.75%, commencing on and including February 24, 2007. The senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries.

     Other than the series A preferred stock, debt obligations, related deferred debt issuance costs, associated accrued liabilities and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Parent Holdings and Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC, Intermediate Holdings and Parent Holdings are treated as entities under common control.

Our Product Business Segments

     Our product business segments consist of five principal categories: Class Rings, Yearbooks, Graduation Products, Achievement Publications and Other. Sales for these segments for the most recent three fiscal years were:

($ in thousands)	Fiscal Year Ended
Segment	2007	2006	2005
Class Rings	$120,949	$119,451	$119,658
Yearbooks	115,207	114,883	112,432
Graduation Products	44,428	43,940	40,018
Achievement Publications	5,148	20,974	20,110
Other	30,004	21,662	21,570
Total	$315,736	$320,910	$313,788

The table below sets forth our principal product lines, various brand names, and the distribution channels through which we sell our products.

Product Lines	Brand Names	Distribution Channel
High School Class Rings:	ArtCarved®	Independent jewelry stores
Jewelry chains
	Balfour®	On-campus
	Keystone Class Rings®	Mass merchandisers
	Master Class Rings®	Mass merchandisers
	R. Johns®	Independent jewelry stores
College Class Rings:	Balfour®	College bookstores
Direct marketing
Yearbooks:	Taylor Publishing	On-campus
High School Graduation Products:	Balfour®	On-campus
College Graduation Products:	Balfour®	Direct marketing
College bookstores
Achievement Publications:	Who’s Who®	Direct marketing
	The National Dean’s List®	Direct marketing
Affinity Group Jewelry:	Keepsake®	Direct marketing
	R. Johns®	Direct marketing
	Balfour®	Direct marketing
Personalized Fashion Jewelry:	Celebrations of Life®	Independent jewelry stores
Jewelry chains
	Keepsake®	Mass merchandisers
	Generations of Love®	Mass merchandisers
	Namesake®	Mass merchandisers
Fan Affinity Sports Jewelry:	Balfour Sports®	Mass merchandisers
Catalogues
Professional Sports Championship Jewelry:	Balfour®	Direct marketing
Commercial Printing:	Taylor Publishing	Direct sales force
Other Recognition Products:	Balfour®	On-campus
	Powers	Sporting goods stores

Class Rings

                    We manufacture class rings for high school, college and university students and, to a lesser extent, junior high school students. Our rings are marketed under various brand names, including ArtCarved, Balfour, R. Johns, Keystone and Master Class Rings. Our ArtCarved and Balfour brand names have been known in the market place for over 66 years and 93 years, respectively. For most of the schools that we serve, we are the sole on-campus class ring supplier. Our independent sales representatives operate under contracts with us and coordinate ring design, promotion and order processing.

     We custom manufacture each ring. We maintain an inventory of more than 650,000 unique proprietary ring dies.  The production process takes approximately two to eight weeks from receipt of the customer’s order to product shipment, depending on style, option selections and new or custom tooling requirements. We use computer aided design software to quickly and cost-effectively convert new custom designs such as school seals, mascots and activities into physical tools capable of producing rings in large quantities. Rings are produced only upon receipt of a customer order and deposit, which reduces our credit risk. Class ring products contributed 38%, 37% and 38% of our net sales in the fiscal years 2007, 2006 and 2005, respectively.

Yearbooks

     We produce yearbooks for high school, college, junior high school and elementary school students. We also publish specialty commercial books including military yearbooks, which, for example, commemorate naval tours of duty at sea. We are one of the leading providers of yearbooks. All of our yearbooks are sold under the Taylor Publishing brand name.

     We typically enter into one-year contracts with schools, although some of our contracts are multi-year agreements. Our independent sales representatives operate under contracts with us and develop strong relationships with schools as they assist students and faculty advisors throughout the design process and provide technical and marketing support. We have made major advances in yearbook systems and design. Most recently, we believe we were the first yearbook provider to fully integrate digital technology throughout our production process which has led to increased output speed and enhanced print quality. We are also a leading provider of online desktop publishing technology which provides our customers with exceptional versatility and productivity in publishing their yearbook.

     We publish yearbooks in our own facilities. Since 1993, we have made significant expenditures on proprietary software and hardware to support electronic platforms for creating, transmitting and managing yearbook production and printing technology. We also offer full production support for off-the-shelf desktop publishing tools. In the last five fiscal years we have upgraded our printing presses and fully integrated digital technology throughout our production process to, among other things, increase the speed of output and automatically monitor ink flow and control color composition. This new technology allows Taylor to fulfill the dominant customer need in the industry over the past several years; high-quality full-color printing. The foregoing technology upgrades and enhancements have enabled us to reduce manufacturing costs and improve on-time delivery, performance and print quality. Yearbook products contributed approximately 36% of our net sales in each of the fiscal years 2007, 2006 and 2005.

Graduation Products

    We offer a full array of graduation products to high school and college students through our network of independent class ring sales representatives, as well as through college bookstores. Our graduation product line includes personalized graduation announcements, name cards, thank you notes, diplomas, mini diplomas, diploma covers, certificates, appreciation gifts, graduation soft goods and other fine paper accessory items. In addition to our fine paper accessories, we also offer caps and gowns. Our graduation products are sold under the Balfour brand name.

     The majority of our graduation products are personalized to some degree and have short production runs and cycles. We manufacture these products at our own facilities and distribute them through our independent high school class ring sales representatives and college bookstores. As part of our graduation product line, we also offer caps and gowns for high school and college students.

     We have enhanced our college website to enable students and their parents to order graduation products online. We believe that, over time, this will increase sales of our graduation products and, in particular, personalized college announcements that include a student’s name, degree and other personal information in the text of the announcement. We also intend to leverage our existing channels of distribution and, in particular, our presence in college bookstores, to further increase sales of these products. Graduation products contributed 14%, 14% and 13% of our net sales in the fiscal years 2007, 2006 and 2005, respectively.

Achievement Publications

     We are a provider of academic achievement directories. Our publications recognize the achievements of top high school and college students, as well as the nation’s most inspiring high school teachers. We currently publish three achievement publications, including Who’s Who Among American High School Students, The National Dean’s List, and Who’s Who Among America’s Teachers.

    We also sell related products, including plaques, certificates, gold and silver pins and charms, mugs, key chains and paper weights, which commemorate a student’s or teacher’s inclusion in one of our achievement publications. The primary customer base for our achievement publications and related products are the students and teachers featured in the publications and their families. We have an established network of nomination sources that we utilize to identify students and teachers for recognition. Students and teachers are not required to purchase publications in order to be included in them. Printing for our achievement publications is outsourced. Achievement publication products contributed 2%, 7% and 6% of our net sales in the fiscal years 2007, 2006 and 2005, respectively.

    The financial performance of our achievement publications segment took a significant downturn in 2007, with sales declining significantly as compared to fiscal 2006.  As a result of this, after unsuccessful attempts to sell the business, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment.  See the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a full description.

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

•
Personalized Fashion Jewelry. Our personalized fashion jewelry products include rings commemorating children’s birth dates, which feature a level of personalization, such as birthstones and names, which distinguishes us from our competitors. We also sell other personalized jewelry, such as necklaces and bracelets, designed to commemorate family events. We provide personalized family jewelry under our Celebrations of Life, Generations of Love, Keepsake and Namesake brand names.

•
Professional Sports Championship Jewelry. We provide sports championship jewelry for professional teams and their members and have, for example, produced several World Series, Super Bowl and Stanley Cup rings, including all of the rings for the New York Yankees’ 26 championships. We provide sports championship jewelry under the Balfour brand.

•	Commercial Printing. We provide a variety of printing products for the commercial market. We provide these products under the Taylor Publishing brand.

•
Other Recognition Products.  Our other recognition products include letter jackets, loose and applied chenille, inserts, pins, banners, and embroidered soft goods that commemorate accomplishments in sports, band or other school based organizations.  Our products are marketed under Balfour to on-campus and Powers to sporting goods retailers.  These products are also marketed to corporations and businesses as corporate affinity products.

Sales and Marketing

     At the high school level, class rings are sold through two distribution channels: independent sales representatives selling directly to students and retail stores, which include independent jewelry stores, jewelry chains and mass merchandisers. Our high school class rings are sold by independent jewelry retailers, many of the nation’s largest jewelry chains, including Zales, Gordons and Sterling, and by mass merchandisers, including Wal-Mart, JC Penney, and K-Mart. We sell different brands and product lines in retail stores in order to enable them to differentiate their products from those sold by our independent sales representatives directly to students at schools. College rings are sold primarily through college bookstores and colleges by our employee sales representatives. Historically, college bookstores have been owned and operated by academic institutions. Over the last several years, an increasing number of college bookstores have been leased to contract operators, primarily Barnes and Noble Bookstores and Follett Corporation, with whom we have longstanding relationships. Decisions to include our products are typically made on a national basis by each bookstore operator.

     Yearbooks are produced under an exclusive contract with each school for the academic year and are sold directly to students by the school. Under the terms of the contract, the school agrees to pay us a base price for producing the yearbook. This price sometimes increases between order receipt and production as a result of enhancements to the contract specifications, such as additional color pages. Our independent yearbook sales representatives call on schools at the contract stage. Thereafter, they coordinate between the school’s yearbook committee and our customer service and plant employees to ensure satisfactory quality and service.

     Graduation products are sold directly to students through our network of independent high school class ring sales representatives and in college bookstores and colleges through our network of employee and independent sales representatives. Achievement publications are sold through direct marketing. Other affinity products are sold through a variety of distribution channels, including direct marketing, mass merchandisers, catalogs and retail stores.

     Our independent high school class ring and independent yearbook sales representatives have average tenures with our company of approximately 13 and 10 years, respectively.  We compensate our independent sales representatives on a commission basis. Most independent sales representatives also receive a monthly advance against commissions earned, although all expenses, including promotional materials made available by us, are the responsibility of the representative. Our independent sales representatives operate under exclusive contracts that include non-compete arrangements. Employee sales representatives receive a combination of salary and sales incentives.

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

     The following marks are registered pursuant to applicable intellectual property laws and are the property of AAC or its subsidiaries: “ArtCarved,” “ArtCarved Class Rings”, “Balfour,” “Class Rings, Ltd,” “Keystone,” “Master Class Rings,” “R. Johns,”  “Keepsake,” “Who’s Who,” “The National Dean’s List,” “Celebrations of Life,” “Generations of Love,” “Namesake,” and the various logos related to the foregoing brands.

Competition

     The class rings, yearbooks and graduation products market is highly concentrated and consists primarily of a few large national participants. Our principal competitors in the class ring and graduation products markets are Jostens, Inc. and Herff Jones, Inc., which compete with us nationally across all product lines. Our principal competitors in the yearbook market are Jostens, Herff Jones and Walsworth Publishing Company. All competitors in the scholastic products market compete primarily on the basis of quality, marketing and customer service and, to a lesser extent, price.

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

Raw Material and Suppliers

     Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Our raw materials are purchased from multiple suppliers at market prices, except that we purchase substantially all synthetic and semi-precious stones from a single supplier who we believe supplies substantially all of these types of stones to almost all of the class ring manufacturers in the United States. Synthetic and semi-precious stones are available from other suppliers, although switching to these suppliers could result in additional costs to us.

     We periodically reset our prices to reflect the then current prices of raw materials. In addition, we may engage in various hedging transactions to reduce the effects of fluctuations in the price of gold. We also negotiate paper prices on an annual basis so that we are able to estimate yearbook and graduation announcement costs with greater certainty.

Seasonality

     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The majority of our achievement publications are shipped in August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

     As a result of the foregoing, we have experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Backlog

     Because of the nature of our business, all orders (except yearbooks) are generally filled between two and eight weeks after the time of placement. We enter into yearbook contracts several months prior to delivery. While yearbook base prices are established at the time of order, final prices are often not calculated at that time since the content typically changes prior to publication. We estimate (calculated on the basis of the base price of yearbooks ordered) that the backlog of orders related to continuing operations was approximately $100 million as of August 25, 2007, almost exclusively related to student yearbooks. We expect substantially all of this backlog to be filled in fiscal 2008.

Employees

     Given the seasonality of our business, the size of our employee base fluctuates throughout the year, with the number typically being highest during September through May and lowest from June to August. As of August 25, 2007, we had approximately 1,900 employees. We believe that our employee relations are good.  Some of our production employees are represented by unions. Hourly production and maintenance employees located at our Austin, Texas manufacturing facility are represented by the United Brotherhood of Carpenters and Joiners Union. The United Brotherhood of Carpenters and Joiners Union signed a collective bargaining agreement that will expire in May of 2009. Some hourly production employees at our Dallas facility are represented by the Graphic Communications Conference/International Brotherhood of Teamsters Local 367M. We have two collective bargaining agreements in place with this Union.  One agreement expires in July 2009 and the other in February 2010.

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

Item 1A. Risk Factors

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.

     We have a significant amount of indebtedness. On August 25, 2007, Parent Holdings’ total indebtedness is $546.3 million (of which $175.8 million consisted of the senior PIK notes, $117.9 million consisted of the 10.25% senior discount notes., $7.5 million consisted of our mandatory redeemable Series A preferred stock, $150.0 million consisted of the existing 8.25% senior subordinated notes, $94.9 million consisted of indebtedness under the existing senior secured credit facility and the balance consisted of capital lease obligations).

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

We cannot assure you that our business will generate sufficient cash flow from operations and that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under the existing senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the existing senior secured credit facility, the 10.25% senior discount notes, the 8.25% senior subordinated notes and the senior PIK notes, on commercially reasonable terms or at all.

Restrictions in the indentures governing the senior PIK notes, the 10.25% senior discount notes, the 8.25% senior subordinated notes and the existing senior secured credit facility may prevent us from taking actions that we believe would be in the best interest of our business.

     The indentures governing the senior PIK notes, the 10.25% senior discount notes, the 8.25% senior subordinated notes and the existing senior secured credit facility contain customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:

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

     Our ability to meet our debt service and other obligations depends significantly on how successful we are in maintaining our business and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development of new products. We may not be able to do either of the foregoing and the anticipated results of our strategy may not be realized. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to continue to successfully maintain our business and implement our business strategy, our long-term growth and profitability may be adversely affected.

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

     Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. Any material long-term increase in the price of one or more of our raw materials could have a direct adverse impact on our cost of sales. In addition, we may be unable to pass on the increased costs to our customers. Our inability to pass on these increased costs could adversely affect our results of operations, financial condition and cash flow.

     Our operating results are dependent upon the market price of gold. We have no control over gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. We will at times, enter into forward sale contracts and/or, put/call option contracts to hedge the effects of price fluctuations. We continually evaluate the potential benefits of engaging in these strategies based on current market conditions, but there can be no assurance that we will be able to hedge in the future on similar economic terms, or that any of the hedges we enter into will be effective. We may be exposed to nonperformance by counterparties or, during periods of significant price fluctuation, margin calls as a result of our hedging activities. Each ten percent change in the price of gold would result in a change of $2.9 million in cost of goods sold, assuming gold purchase levels approximate the levels in the fiscal year 2007. An unfavorable change in the cost of gold, or an improper hedging strategy, could adversely affect our results of operations.

Currency exchange rate fluctuations may adversely affect our results of operations.

     We have been subject to market risk associated with foreign currency exchange rates. We purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. The prices for these products are denominated in Euros. In order to hedge market risk, we have from time-to-time purchased forward currency contracts; however, during the fiscal 2006 and 2007, we did not purchase any Euro forward contracts and did not have any such contracts outstanding. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate those levels in the fiscal 2007. An unfavorable change in the exchange rates could adversely affect our results of operations.

Many of our products or components of our products are provided by a limited number of third-party suppliers.

     Virtually all of the synthetic and semi-precious stones used in our class rings are purchased from a single supplier. We believe that most of the class ring manufacturers in the United States purchase substantially all of these types of stones from this supplier. If this supplier was unable to supply us with stones, or if this supplier’s inventory of stones significantly decreased, our ability to manufacture rings featuring these stones would be adversely affected. If we were required to secure a new source for these stones, we might not be able to do so on terms as favorable as our current terms, which could adversely affect our results of operations and financial condition. Even if acceptable alternatives were found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material or finished good used in our products could cause us to cease manufacturing one or more products for a period of time.

Our future operating results are dependent on maintaining our relationships with our independent sales representatives.

     We rely on the efforts and abilities of our network of independent sales representatives to sell our class ring, yearbook and graduation products. Most of our relationships with customers and schools are cultivated and maintained by our independent sales representatives. If we were to lose a significant number of our independent sales representatives, it could adversely affect our results of operations, financial condition and cash flow.

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

     Our business experiences strong seasonal swings that correspond to the typical U.S. academic year. Class ring sales are highest during October through December and early spring, yearbook sales are highest during April and June, graduation product sales are highest during February through April and achievement publication sales are highest during August. If our sales were to fall substantially below what we would normally expect during these periods, our annual financial results would be adversely impacted and our ability to service our debt could also be adversely affected.

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

     We are dependent on certain key production facilities. Any disruption of production capabilities at our Dallas yearbook or Austin class ring facilities for a significant term could lead to the loss of customers during any period which production is interrupted, and could adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our headquarters and principal executive offices are located at 7211 Circle S Road, Austin, Texas. A summary of the physical properties that we use follows in the table below.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. The extent of utilization of individual facilities varies due to the seasonal nature of our business.

Approximate Location	Type of Property	Leased or Owned	Square Footage
Austin, TX	Corporate headquarters	Owned	23,000
Austin, TX	Jewelry manufacturing and administration	Owned	108,000
Austin, TX	Warehouse facility	Leased	38,600
Dallas, TX	Yearbook administration and manufacturing	Owned	327,000
El Paso, TX	Yearbook pre-press	Leased	50,000
Louisville, KY	Graduation products manufacturing	Leased	100,000
Manhattan, KS	Graduation products manufacturing	Leased	10,000
Juarez, Mexico	Jewelry manufacturing	Leased	20,000
Waco, TX	Recognition product manufacturing	Leased	51,000

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

     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas, a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former Taylor-San Angelo employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estrada’s dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor filed a timely answer to the lawsuit and subsequently negotiated a settlement with prejudice with the Estradas and has subsequently been dismissed from the suit. The amount of the settlement is not material; however, the settlement is covered by a confidentiality and non-disclosure agreement because the case is proceeding in court against the other defendants.

       On July 31, 2007, a former employee of CBI filed a lawsuit against CBI in Travis County, Texas alleging, among other claims, that CBI discriminated and/or retaliated against him in violation of the Texas Labor Code because he had an on-the-job injury.  CBI has filed an answer to the lawsuit denying all allegations.  There have been no monetary demands or settlement offers.  We are unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     None of our stock is publicly traded. Parent Holdings has six holders of its common stock and one holder of its series A redeemable preferred stock.

Item 6. Selected Financial Data

     Parent Holdings, Intermediate Holdings, and AAC are treated as entities under common control. The Selected Financial Data of Parent Holdings prior to its formation date of May 2006 represent entirely those of its wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. For periods subsequent the formation date, other than its series A preferred stock, debt obligation related to the senior PIK notes, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented represent those of Parent Holding’s wholly-owned subsidiary Intermediate Holdings and the direct and indirect subsidiaries of Intermediate Holdings. The Selected Financial Data of Intermediate Holdings prior to its formation date of November 2004 represents entirely those of its wholly-owned indirect subsidiary, AAC. For periods subsequent the formation date, other than its debt obligation related to the 10.25% senior discount notes due 2012, related deferred issuance costs and associated accrued liabilities and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC.

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

     As a result of the Merger, we have reflected pre-Merger periods (“Predecessor”) for results of operations prior to and including March 25, 2004 and post-Merger periods (“Successor”) for results of operations including and subsequent to March 26, 2004 in our consolidated financial information.

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

     The summary historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the related notes thereto appearing elsewhere in this report. The summary historical consolidated financial data set forth below for, and as of the end of, the fiscal year ended August 30, 2003 and the period from August 31, 2003 to March 25, 2004 have been derived from the Predecessor audited consolidated financial statements. The summary historical consolidated financial data set forth below for and as of the period from March 26, 2004 through August 28, 2004, and the fiscal years ended August 27, 2005, August 26, 2006 and August 25, 2007  has been derived from the Successor audited consolidated financial statements.

	Parent Holdings
	Successor				Predecessor
				The period from	The period from
	Fiscal Year Ended			March 26, 2004	August 31, 2003	Fiscal Year Ended
	August 25,	August 26,	August 27,	to	to	August 30,
($ in thousands)	2007 (1)	2006	2005	August 28, 2004(2)	March 25, 2004(3)	2003
Statement of Operations Data:
Net sales	$315,736	$320,910	$313,788	$167,350	$146,721	$308,431
Cost of sales	140,603	134,258	134,375	83,521	59,857	139,170
Gross profit	175,133	186,652	179,413	83,829	86,864	169,261
Selling, general and administrative expenses	135,831	144,129	144,592	62,647	74,992	129,423
Other charges(4)	28,013	-	-	-	-	-
Operating income	11,289	42,523	34,821	21,182	11,872	39,838
Interest expense, net	59,267	39,331	31,271	10,257	16,455	28,940
Income (loss) before income taxes	(47,978)	3,192	3,550	10,925	(4,583)	10,898
Provision (benefit) for income taxes	(15,427)	2,216	1,738	4,459	-	132
Net income (loss)	$(32,551)	$976	$1,812	$6,466	$(4,583)	$10,766

Balance Sheet Data (at end of period):
Total assets	$476,066	$511,276	$512,936	$530,986	$553,589	$395,501
Total debt(5)	546,253	535,790	388,492	314,604	317,504	228,928
Total stockholders’ equity (deficit)	(144,183)	(114,786)	23,818	108,512	102,046	71,843

Other Data:
EBITDA(6)	$36,289	$67,618	$60,102	$31,526	$20,402	$53,987
Capital expenditures	10,594	12,511	12,795	3,665	12,793	11,243
Depreciation and amortization	25,000	25,095	25,281	10,344	8,530	14,149

	Intermediate Holdings
	Successor				Predecessor
				The period from	The period from
	Fiscal Year Ended			March 26, 2004	August 31, 2003	Fiscal Year Ended
	August 25,	August 26,	August 27,	to	to	August 30,
($ in thousands)	2007 (1)	2006	2005	August 28, 2004(2)	March 25, 2004(3)	2003
Statement of Operations Data:
Net sales	$315,736	$320,910	$313,788	$167,350	$146,721	$308,431
Cost of sales	140,603	134,258	134,375	83,521	59,857	139,170
Gross profit	175,133	186,652	179,413	83,829	86,864	169,261
Selling, general and administrative expenses	135,831	144,129	144,592	62,647	74,992	129,423
Other charges(4)	28,013	-	-	-	-	-
Operating income	11,289	42,523	34,821	21,182	11,872	39,838
Interest expense, net	33,514	34,246	31,271	10,257	16,455	28,940
Income (loss) before income taxes	(22,225)	8,277	3,550	10,925	(4,583)	10,898
Provision (benefit) for income taxes	(7,233)	3,985	1,738	4,459	-	132
Net income (loss)	$(14,992)	$4,292	$1,812	$6,466	$(4,583)	$10,766

Balance Sheet Data (at end of period):
Total assets	$468,129	$501,773	$512,936	$530,986	$553,589	$395,501
Total debt(5)	362,909	374,093	388,492	314,604	317,504	228,928
Total stockholders’ equity	24,876	36,714	23,818	108,512	102,046	71,843

Other Data:
EBITDA(6)	$36,289	$67,618	$60,102	$31,526	$20,402	$53,987
Capital expenditures	10,594	12,511	12,795	3,665	12,793	11,243
Depreciation and amortization	25,000	25,095	25,281	10,344	8,530	14,149

	AAC
	Successor				Predecessor
				The period from	The period from
	Fiscal Year Ended			March 26, 2004	August 31, 2003	Fiscal Year Ended
	August 25,	August 26,	August 27,	to	to	August 30,
($ in thousands)	2007 (1)	2006	2005	August 28, 2004(2)	March 25, 2004(3)	2003
Statement of Operations Data:
Net sales	$315,736	$320,910	$313,788	$167,350	$146,721	$308,431
Cost of sales	140,603	134,258	134,375	83,521	59,857	139,170
Gross profit	175,133	186,652	179,413	83,829	86,864	169,261
Selling, general and administrative expenses	135,831	144,129	144,592	62,647	74,992	129,423
Other charges(4)	28,013	-	-	-	-	-
Operating income	11,289	42,523	34,821	21,182	11,872	39,838
Interest expense, net	22,056	23,289	23,497	10,257	16,455	28,940
Income (loss) before income taxes	(10,767)	19,234	11,324	10,925	(4,583)	10,898
Provision (benefit) for income taxes	(3,122)	7,907	4,617	4,459	-	132
Net income (loss)	$(7,645)	$11,327	$6,707	$6,466	$(4,583)	$10,766

Balance Sheet Data (at end of period):
Total assets	$465,319	$498,542	$509,552	$530,986	$553,589	$395,501
Total debt(5)	245,055	267,276	291,836	314,604	317,504	228,928
Total stockholders’ equity	129,055	133,546	114,263	108,512	102,046	71,843

Other Data:
EBITDA(6)	$36,289	$67,618	$60,102	$31,526	$20,402	$53,987
Capital expenditures	10,594	12,511	12,795	3,665	12,793	11,243
Depreciation and amortization	25,000	25,095	25,281	10,344	8,530	14,149

(1)	Includes the results of Powers from April 1, 2007, the date of our acquisition of Powers.

(2)
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

(3)	Includes the results of C-B Graduation Announcements from January 30, 2004, the date of our acquisition of C-B Graduation Announcements.

(4)
Other charges includes write downs of goodwill, intangible assets, and fixed assets of $22.8 million for the achievement publications segment, $4.9 million for the class rings segment related to goodwill and trademarks in retail class rings, and $0.3 million for the other segment related to trademarks in personalized fashion jewelry, as discussed in "Significant Developments" below.

(5)	Total debt includes all borrowings outstanding under notes, credit facilities, and capital lease obligations.

(6)
EBITDA represents net income (loss) before interest expense, income taxes, depreciation, and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Fiscal 2007 EBITDA was unfavorably impacted by other charges of $28.0 million discussed above.

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

     EBITDA is not a defined term under GAAP and should not be considered an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA: (i) does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) does not reflect changes in, or cash requirements for, our working capital needs; (iii) does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (iv) excludes tax payments that represent a reduction in cash available to us; and (v) does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future. Despite these limitations, we believe that EBITDA is useful since it provides investors with additional information not available in a GAAP presentation. To compensate for these limitations, however, we rely primarily on our GAAP results and use EBITDA only supplementally.

The following sets forth a reconciliation of Parent Holdings’ net income (loss) to EBITDA and operating cash flow:

	Parent Holdings
	Successor				Predecessor
($ in thousands)				The Period from	The Period from	Fiscal Year
	Fiscal Year Ended			March 26, 2004 —	August 31, 2003 —	Ended
	August 25,	August 26,	August 27,	August 28,	March 25,	August 30,
	2007	2006	2005	2004	2004	2003
Net income (loss)	$(32,551)	$976	$1,812	$6,466	$(4,583)	$10,766
Interest expense, net of interest income	59,267	39,331	31,271	10,257	16,455	28,940
Provision (benefit) for income taxes	(15,427)	2,216	1,738	4,459	-	132
Depreciation and amortization expense	25,000	25,095	25,281	10,344	8,530	14,149
EBITDA	$36,289	$67,618	$60,102	$31,526	$20,402	$53,987
Other charges	$28,013	$-	$-	$-	$-	$-
Changes in assets and liabilities	(11,791)	(14,955)	(335)	(23,970)	35,227	(92)
Deferred income taxes	(15,506)	2,061	1,521	4,309	-	-
Interest expense, net	(59,267)	(39,331)	(31,271)	(10,257)	(16,455)	(28,940)
(Provision) benefit for income taxes	15,427	(2,216)	(1,738)	(4,459)	-	(132)
Amortization of debt discount and deferred financing fees	3,491	2,269	1,882	629	1,197	2,051
Accretion of interest on 10.25% senior discount notes	11,037	10,161	7,387	-	-	-
Accretion of senior PIK notes	21,647	4,197	-	-	-	-
Provision for doubtful accounts	(233)	(464)	(107)	(236)	(144)	(376)
Loss on operating lease agreement	961	-	-	-	-	-
Loss (gain) on sales of plant, property and equipment	(1,989)	79	-	-	-	-
Net cash provided by (used in) operating activities	$28,079	$29,419	$37,441	$(2,458)	$40,227	$26,498

The following sets forth a reconciliation of Intermediate Holdings’ net income (loss) to EBITDA and operating cash flow:

	Intermediate Holdings
	Successor				Predecessor
($ in thousands)				The Period from	The Period from	Fiscal Year
	Fiscal Year Ended			March 26, 2004 —	August 31, 2003 —	Ended
	August 25,	August 26,	August 27,	August 28,	March 25,	August 30,
	2007	2006	2005	2004	2004	2003
Net income (loss)	$(14,992)	$4,292	$1,812	$6,466	$(4,583)	$10,766
Interest expense, net of interest income	33,514	34,246	31,271	10,257	16,455	28,940
Provision (benefit) for income taxes	(7,233)	3,985	1,738	4,459	-	132
Depreciation and amortization expense	25,000	25,095	25,281	10,344	8,530	14,149
EBITDA	$36,289	$67,618	$60,102	$31,526	$20,402	$53,987
Other charges	$28,013	$-	$-	$-	$-	$-
Changes in assets and liabilities	(14,369)	(15,623)	(335)	(23,970)	35,227	(92)
Deferred income taxes	(7,274)	3,824	1,521	4,309	-	-
Interest expense, net	(33,514)	(34,246)	(31,271)	(10,257)	(16,455)	(28,940)
(Provision) benefit for income taxes	7,233	(3,985)	(1,738)	(4,459)	-	(132)
Amortization of debt discount and deferred financing fees	1,976	1,959	1,882	629	1,197	2,051
Accretion of interest on 10.25% senior discount notes	11,037	10,161	7,387	-	-	-
Provision for doubtful accounts	(233)	(464)	(107)	(236)	(144)	(376)
Loss on operating lease agreement	961	-	-	-	-	-
Loss (gain) on sales of plant, property and equipment	(1,989)	79	-	-	-	-
Net cash provided by (used in) operating activities	$28,130	$29,323	$37,441	$(2,458)	$40,227	$26,498

The following sets forth a reconciliation of AAC’s net income (loss) to EBITDA and operating cash flow:

	AAC
	Successor				Predecessor
($ in thousands)				The Period from	The Period from	Fiscal Year
	Fiscal Year Ended			March 26, 2004 —	August 31, 2003 —	Ended
	August 25,	August 26,	August 27,	August 28,	March 25,	August 30,
	2007	2006	2005	2004	2004	2003
Net income (loss)	$(7,645)	$11,327	$6,707	$6,466	$(4,583)	$10,766
Interest expense, net of interest income	22,056	23,289	23,497	10,257	16,455	28,940
Provision (benefit) for income taxes	(3,122)	7,907	4,617	4,459	-	132
Depreciation and amortization expense	25,000	25,095	25,281	10,344	8,530	14,149
EBITDA	$36,289	$67,618	$60,102	$31,526	$20,402	$53,987
Other charges	$28,013	$-	$-	$-	$-	$-
Changes in assets and liabilities	(14,382)	(16,010)	(379)	(23,970)	35,227	(92)
Deferred income taxes	(3,150)	7,737	4,392	4,309	-	-
Interest expense, net	(22,056)	(23,289)	(23,497)	(10,257)	(16,455)	(28,940)
(Provision) benefit for income taxes	3,122	(7,907)	(4,617)	(4,459)	-	(132)
Amortization of debt discount and deferred financing fees	1,530	1,498	1,527	629	1,197	2,051
Provision for doubtful accounts	(233)	(464)	(107)	(236)	(144)	(376)
Loss on operating lease agreement	961	-	-	-	-	-
Loss (gain) on sales of plant, property and equipment	(1,989)	79	-	-	-	-
Net cash provided by (used in) operating activities	$28,105	$29,262	$37,421	$(2,458)	$40,227	$26,498

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

General

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings such as World Series rings, commercial printing, and letter jackets.

     As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment.  The shutdown activities are expected to be substantially complete by the end of the first quarter of fiscal 2008.

     Our ability to meet our debt service and other obligations depends in significant part on how successful we are in maintaining our core businesses and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development of new products. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies.

     Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase a majority of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case.

     We face competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. We believe that it would be costly and time-consuming for new competitors to replicate the production and distribution capabilities necessary to compete effectively in this market, and as a result, there have been no major new competitors in the last 61 years.

     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 46% of our fiscal year 2007 net sales in our third quarter. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are seasonal. The majority of our achievement publications are shipped in August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day. We have experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

     We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements.

     Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school graduates will increase by an average of 6% over the time period from 2003 to 2016 and the number of college graduates will increase by an average of 22% over the time period from 2003 to 2016. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 6% over the time period from 2007 to 2015. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.

Basis of Presentation

     We present financial information relating to Parent Holdings, Intermediate Holdings and AAC and its subsidiaries in this discussion and analysis.  Parent Holdings owns 100% of the shares of common stock of Intermediate Holdings.  Intermediate Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC.

     The Company uses a 52/53-week fiscal year ending on the last Saturday of August.

Company Background

     Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of Educational Communications, Inc. (“ECI”), which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise and is located in Waco, Texas.

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

     On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, Parent Holdings, to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of common stock of Intermediate Holdings contributed each of their shares of such stock then held to Parent Holdings in exchange for a new share of common stock of Parent Holdings and each holder of series A redeemable preferred stock of Intermediate Holdings contributed each of their shares of such stock then held to the Parent Holdings in exchange for a new share of series A redeemable preferred stock of Parent Holdings. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.

     On June 12, 2006, Parent Holdings issued $150.0 million principal amount of senior PIK notes due October 1, 2012. The net proceeds of this offering were used to pay a $140.5 million dividend to the stockholders of Parent Holdings.  Because EBITDA fell below certain target levels for the four quarters ended February 24, 2007, the rate at which interest accrues on the senior PIK Notes was increased by 2.00% per annum, to a rate of 14.75%, commencing on and including February 24, 2007. If the consolidated group leverage ratio on August 30, 2008, is greater than 5.0 to 1.0, the rate at which interest accrues on the senior PIK notes will increase an additional 2.00% per annum commencing on and including August 30, 2008.  At August 25, 2007, our consolidated group leverage ratio was 7.6.  The senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries.

     Other than the series A preferred stock, debt obligations, related deferred debt issuance costs, associated accrued liabilities and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Parent Holdings and Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC, Intermediate Holdings and Parent Holdings are treated as entities under common control.

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

     Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous 12 months’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowance for sales returns and allowances in any accounting period. Product returns as a percentage of net sales were 2.3%, 2.0% and 1.9% for the fiscal years 2007, 2006 and 2005, respectively. A ten percent increase in product returns would result in a reduction of annual net sales of approximately $0.7 million, based on fiscal year end 2007 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

     Allowance for Doubtful Accounts and Reserve on Independent Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from independent sales representative advances paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. Write-offs of doubtful accounts as a percentage of net sales were 0.4%, 0.3% and 0.4% for the fiscal years 2007, 2006 and 2005, respectively. Write-offs of independent sales representative advances as a percentage of net sales were 0.6%, 0.7% and 0.5% for the fiscal years ended 2007, 2006 and 2005, respectively. A ten percent increase in write-offs of doubtful accounts and independent sales representative advances would result in an increase in expense of approximately $0.1 million and $0.2 million, respectively, based on fiscal year ended 2007 rates. We believe that our results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

 Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of August 25, 2007, a third party valuation, among other factors, was used by management in our impairment analysis of other intangible assets values and the residual goodwill.

     As fully described under “Significant Developments” below, during fiscal 2007 we recorded an impairment of our goodwill and intangible assets with indefinite lives of $26.8 million, related to three of our reporting units.  We believe that we had no other impairment as of August 25, 2007 and August 26, 2006; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets. As of August 25, 2007, Parent Holdings’ goodwill and indefinite-lived intangible assets totaled $210.7 million and represented 44% of total assets and (146)% of stockholders' deficit. As of August 25, 2007, Intermediate Holdings’ goodwill and indefinite-lived intangible assets totaled $210.7 million and represented 45% of total assets and 847% of stockholders' equity. As of August 25, 2007, AAC’s goodwill and indefinite-lived intangible assets totaled $210.7 million and represented 45% of total assets and 163% of stockholders' equity.

     Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of August 25, 2007, a third party valuation, among other factors, was used in our impairment analysis of long-lived tangible and intangible assets with definite lives.

     As fully described under “Significant Developments” below, during fiscal 2007 we recorded a $1.2 million impairment of long-lived tangible assets in our achievement publications segment. We believe that we had no other impairment to our long-lived tangible and intangible assets with definite lives as of August 25, 2007 and August 26, 2006; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives. As of August 25, 2007, Parent Holdings’ long-lived tangible and intangible assets with definite lives totaled $157.1 million and represented 33% of total assets and (109)% of stockholders' deficit. As of August 25, 2007, Intermediate Holdings’ long-lived tangible and intangible assets with definite lives totaled approximately $149.5 million and represented 32% of total assets and 601% of stockholders' equity. As of August 25, 2007, AAC’s long-lived tangible and intangible assets with definite lives totaled approximately $147.2 million and represented 32% of total assets and 114% of stockholders' equity.

     Revenue Recognition. Our revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. Our stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded based upon historical information and current trends.

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

     Income Taxes.  As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income.  To the extent we believe that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets.  Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have not recorded a valuation allowance as of August 25, 2007 or August 26, 2006.  In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance.

Significant Developments

Following are some significant developments in 2007.

In the fourth quarter 2007 we recorded $28.0 million in impairment charges of which $22.8 million was in our achievement publications segment, $4.9 million was in the class rings segment related to retail class rings, and $0.3 million was in our other business segment related to personalized fashion jewelry.

The financial performance of our achievement publications segment took a significant downturn in 2007, with sales declining from $21.0 million in 2006 to $5.1 million in 2007. In addition, operating income declined from $1.6 million in 2006 to a loss before impairment charges of $6.3 million in 2007.  Late in the fourth quarter of 2007, as the results of solicitation mailings made in May and June became known, it was clear that student and teacher responses were coming in well below what was anticipated and necessary to support profitable operations.

Given the decline in operating income in 2006 from that in 2005 of $4.9 million and the significantly worsening financial results in 2007, we began to evaluate strategic options for our achievement publications business late in the fourth quarter of 2007. We considered plausible alternatives which included continuing to operate the business, selling it, or shutting it down. After carefully considering the risks of continuing to operate this business and the investment required to do so, management determined in August 2007 that the risks of continuing to operate this business outweighed the probable benefits. Additionally, management and the Board of Directors wanted to focus our efforts around the core businesses that offered the most opportunity for continued growth and earnings.

Accordingly, in August 2007, management was considering two options related to the achievement publications business, which were to sell the business or to shut the business down if there was no definitive interest from any parties to buy the business.

     During August through October 2007 we had discussions with potential buyers of the business.  We received only one bona fide indication of interest to buy but even this offer did not place any definitive value on the business other than multi-year earn-out provisions that would have required continued management focus. Accordingly, after evaluating the risks and rewards associated with this offer, management and the Board of Directors decided not to accept this offer.  The continued pursuit of the sale option would have required us to continue to operate the business and incur significant up-front operating cash costs without any potential cash inflows from revenues occurring until the fourth quarter of fiscal 2008.  Accordingly, we decided not to pursue the sale option any further and, on October 26, 2007, management proposed and the Board of Directors approved the shut down of our achievement publications business.

The sale or shutdown options being pursued at fiscal 2007 year end constituted a triggering event requiring that the assets of our achievement publications segment be tested for recoverability in accordance with SFAS 144 and SFAS 142.  This analysis indicated that an impairment in goodwill, trademarks, and tangible assets existed as of August 25, 2007.  We recorded a charge in August 2007 of $22.8 million, of which $12.1 million reduced the carrying value of trademarks, $9.5 million reduced the carrying value of goodwill, and $1.2 million reduced the carrying value of fixed assets. This charge is included in other charges in the accompanying consolidated statements of operations.  Additionally, as a consequence of the decision in October 2007 to shutdown the achievement publications business, in the first quarter of fiscal 2008, we anticipate additional impairment charges of approximately $5.0-$6.0 million and cash charges of approximately $0.5-$1.0 million related to contract termination, committed scholarships and employee severance costs.

Under the provisions of SFAS 142, we test goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur. As a result of the annual impairment review performed in the fourth quarter of fiscal 2007, we recorded an impairment of $4.9 million related to goodwill and trademarks in our retail class rings business that is included in our class rings business segment and $0.3 million related to trademarks in our personalized fashion jewelry business that is included in our other business segment to adjust the carrying value to the current net realizable value. These charges are included in other charges in the accompanying consolidated statements of operations.  The goodwill impairment in retail class rings was primarily due to lower revenue forecasts reflecting the softness in the retail jewelry market serving class rings and the continued consolidation in the independent jeweler segment. However, significant judgments were required in the preparation of our forecasts.  Unforeseen future events could adversely affect such forecasts and thereby the reported value of goodwill and trademarks in the future.

      The annual impairment review performed in our other businesses did not reveal any impairment as we forecast continued profitable performance in all our core on-campus businesses and our other retail businesses.

In April 2007, CBI acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers. Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise, located in Waco, Texas. The purchase price in connection with this acquisition was approximately $6.2 million, including transaction costs, with up to $1.5 million additional to be paid upon achieving certain financial goals through August 2010. The Powers acquisition was accounted for using the purchase method of accounting.

Results of Operations

The comparative results are presented and discussed for Parent Holdings, Intermediate Holdings, and AAC for fiscal years 2007, 2006 and 2005.

	Parent Holdings
	Fiscal Year Ended	% of	Fiscal Year Ended	% of	Fiscal Year Ended	% of
	August 25, 2007	Net Sales	August 26, 2006	Net Sales	August 27, 2005	Net Sales
	($ in millions)
Net sales	$315.7	100.0%	$320.9	100.0%	$313.8	100.0%
Cost of sales	140.6	44.5%	134.3	41.8%	134.4	42.8%
Gross profit	175.1	55.5%	186.6	58.2%	179.4	57.2%
Selling, general and administrative expenses	135.8	43.0%	144.1	44.9%	144.6	46.1%
Other charges	28.0	8.9%	-	0.0%	-	0.0%
Operating income	11.3	3.6%	42.5	13.3%	34.8	11.1%
Interest expense, net	59.3	18.8%	39.3	12.3%	31.3	10.0%
Income (loss) before income taxes	(48.0)	(15.2)%	3.2	1.0%	3.5	1.1%
Provision (benefit) for income taxes	(15.4)	(4.9)%	2.2	0.7%	1.7	0.5%
Net income (loss)	$(32.6)	(10.3)%	$1.0	0.3%	$1.8	0.6%

	Intermediate Holdings
	Fiscal year ended	% of	Fiscal year ended	% of	Fiscal year ended	% of
	August 25, 2007	Net Sales	August 26, 2006	Net Sales	August 27, 2005	Net Sales
	($ in millions)
Net sales	$315.7	100.0%	$320.9	100.0%	$313.8	100.0%
Cost of sales	140.6	44.5%	134.3	41.8%	134.4	42.8%
Gross profit	175.1	55.5%	186.6	58.2%	179.4	57.2%
Selling, general and administrative expenses	135.8	43.0%	144.1	44.9%	144.6	46.1%
Other charges	28.0	8.9%	-	0.0%	-	0.0%
Operating income	11.3	3.6%	42.5	13.3%	34.8	11.1%
Interest expense, net	33.5	10.6%	34.2	10.7%	31.3	10.0%
Income (loss) before income taxes	(22.2)	(7.0)%	8.3	2.6%	3.5	1.1%
Provision (benefit) for income taxes	(7.2)	(2.3)%	4.0	1.3%	1.7	0.5%
Net income (loss)	$(15.0)	(4.7)%	$4.3	1.3%	$1.8	0.6%

	AAC
	Fiscal year ended	% of	Fiscal year ended	% of	Fiscal year ended	% of
	August 25, 2007	Net Sales	August 26, 2006	Net Sales	August 27, 2005	Net Sales
	($ in millions)
Net sales	$315.7	100.0%	$320.9	100.0%	$313.8	100.0%
Cost of sales	140.6	44.5%	134.3	41.8%	134.4	42.8%
Gross profit	175.1	55.5%	186.6	58.2%	179.4	57.2%
Selling, general and administrative expenses	135.8	43.0%	144.1	44.9%	144.6	46.1%
Other charges	28.0	8.9%	-	0.0%	-	0.0%
Operating income	11.3	3.6%	42.5	13.3%	34.8	11.1%
Interest expense, net	22.0	7.0%	23.3	7.3%	23.5	7.5%
Income (loss) before income taxes	(10.7)	(3.4)%	19.2	6.0%	11.3	3.6%
Provision (benefit) for income taxes	(3.1)	(1.0)%	7.9	2.5%	4.6	1.5%
Net income (loss)	$(7.6)	(2.4)%	$11.3	3.5%	$6.7	2.1%

Fiscal Year Ended August 25, 2007 Compared to Fiscal Year Ended August 26, 2006

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $5.2 million, or 1.6%, to $315.7 million in fiscal 2007 from $320.9 million in fiscal 2006. The decrease was primarily attributable to lower sales in achievement publications and retail class rings, partially offset by stronger sales of on-campus class rings, personalized family jewelry, commercial printing, graduation products, yearbooks, and sales of letter jackets attributed to the acquisition of Powers in April 2007.

     Class Rings. Net sales increased $1.5 million to $120.9 million in fiscal 2007 from $119.4 million in fiscal 2006. The increase in net sales from class rings was the result of a $4.2 million increase in on-campus class ring sales, partially offset by a decline of $2.7 million in retail high school class ring sales. The increase in on-campus class ring sales was primarily due to price increases, new products and improved sales of championship rings.  These increases were partially offset by a volume decrease due to a number of schools starting one or two weeks later in 2007 than in 2006 and the change in product sales mix caused by continuing increases in gold prices, causing buyers to purchase lower priced non-gold rings.  The decline in retail sales of high school class rings was driven by the continuing softness in the retail jewelry market, the declining number of independent jewelers and the change in product mix.

     Yearbooks. Net sales increased $0.3 million to $115.2 million in fiscal 2007 from $114.9 million in fiscal 2006. The increase in net sales was primarily the result of an increase in yearbook contracts shipped, partially offset by a decline in average contract value as a result of pricing pressures in the smaller book segment of the yearbook market.

     Graduation Products. Net sales increased $0.5 million to $44.4 million in fiscal 2007 from $43.9 million in fiscal 2006. The increase was mainly due to an increase in shipments of graduation products, primarily due to increases in sales of college graduation products.

 Achievement Publications. Net sales decreased $15.8 million to $5.1 million in fiscal 2007 from $21.0 million in fiscal 2006.  The severe decline in sales of achievement publications and collateral of $8.0 million was primarily a result of solicitation mailings to students and teachers that occurred in the fourth quarter, which yielded a dramatic unexpected decline in book and collateral purchase response rate from the comparable mailings made during the second and third quarters of fiscal 2006.  Net sales also decreased $5.5 million as a result of only publishing one Who’s Who Among American High School Students, our publication honoring high school students, in fiscal 2007 and an additional decline in net sales of $2.3 million as a result of not publishing the National Dean’s List in fiscal 2007.  The National Dean’s List publication will ship in the first quarter of fiscal 2008 and net sales will be approximately $1.2 million compared to $2.3 million for the 2006 publication.

     Other. Net sales increased $8.3 million to $30.0 million in fiscal 2007 from $21.7 million in fiscal 2006. The increase in net sales was the result of increased shipments of personalized fashion jewelry of $2.5 million primarily resulting from continued expansion of our personalized family jewelry products in the mass merchant channels and from a favorable competitive environment, $2.5 million of sales of letter jackets related to the acquisition of Powers in April 2007, a $2.0 million increase in commercial book sales, with the remaining increase resulting from increased sales of military rings and professional sports championship rings.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.5% in fiscal 2007, a 2.7% percentage point decrease from 58.2% in fiscal 2006. Overall, gross profit decreased $11.5 million, or 6.2%. The decrease in gross profit was a result of several factors including the following:
•	$13.4 million decline in achievement publications gross profit directly related to the decline in net sales and the increase in cost per publication
•
$1.9 million decline in retail class rings gross profit directly related to the decline in net sales, the change in product sales mix resulting from continuing increases in gold costs and the impact of the gold price increases

These decreases in gross profit were partially offset by the following:
•
$1.6 million increase in graduation products gross profit, mainly due to cost benefits resulting from continuing manufacturing improvements and a $0.7 million write-off of obsolete graduation products inventory in fiscal 2006

•
$0.3 million improvement in yearbooks gross profit resulting mainly from efficiencies from continuous improvements in our manufacturing process, including ongoing investments in equipment and technology

•	$1.0 million increase in on-campus ring sales gross profit, primarily related to increased revenue partially offset by the impact of gold price increases
•	$1.0 million increase in other segment gross profit of which $0.7 is attributable to the Powers acquisition and the remaining increase is mainly due to higher sales offset by unfavorable product mix

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.3 million to $135.8 million in fiscal 2007 from $144.1 million in fiscal 2006.  Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $5.5 million to $95.6 million or 30.3% of net sales, in fiscal 2007 from $101.1 million or 31.5% of net sales, in fiscal 2006. The decrease in selling and marketing expenses was primarily the result of:
•
$4.7 million decrease in marketing expenses for achievement publications directly related to producing only one Who’s Who Among American High School Students publications in fiscal 2007 as well as not publishing the National Dean’s List in fiscal 2007

•	$1.3 million decrease in yearbook marketing primarily due to the elimination of the official yearbook college program expenses that were incurred in fiscal 2006 and reduced field sales expenses

These decreases were partially offset by $0.5 million in increased yearbook commissions and an additional increase of $0.5 million related to sales and marketing expenses incurred in the commercial books area due to an increase in the number of sales representatives.

General and administrative expenses in fiscal 2007 were $40.2 million, or 12.7% of net sales, as compared to $43.0 million, or 13.4% of net sales, in fiscal 2006. The $2.8 million decrease in general and administrative expenses was primarily the result of:
•	$2.0 million gain on the sale of the frontage property located at our Austin, Texas facility
•	$1.6 million decrease in legal settlement costs and legal fees related to the settlement with Frederick Goldman, Inc., in fiscal 2006
•	$0.9 million decrease of legal and professional fees and expenses paid in connection with the investigation of potential acquisitions in fiscal 2006
.
These decreases in general and administrative expenses were partially offset by:
•
$0.8 million increase of fees paid to independent consultants in connection with the design and partial implementation of our information technology system and assistance in becoming ready to comply with Sarbanes-Oxley requirements in fiscal 2008

•	$0.5 million increase of management fees and expenses
•	$0.4 million increase in professional fees

Other Charges. As described in “Significant Developments” above, other charges in fiscal 2007 consist of impairment charges of $22.8 million in our achievement publications segment, $4.9 million in our class rings segment related to retail class rings, and $0.3 million related to personalized fashion jewelry included in our other segment.

Operating Income. As a result of the foregoing, operating income was $11.3 million, or 3.6% of net sales, for fiscal 2007 as compared with operating income of $42.5 million, or 13.3% of net sales, for fiscal 2006. The class rings segment reported operating income of $7.8 million for fiscal 2007 as compared with operating income of $13.5 million for fiscal 2006. The yearbooks segment reported operating income of $25.2 million for fiscal 2007 as compared with operating income of $23.8 million for fiscal 2006. The graduation products segment reported operating income of $6.4 million for fiscal 2007 as compared with operating income of $3.3 million for fiscal 2006. The achievement publications segment reported an operating loss of $29.1 million for fiscal 2007 as compared with operating income of $1.6 million for fiscal 2006. The other segment reported operating income of $1.0 million for fiscal 2007 as compared with operating income of $0.3 million for fiscal 2006.
Interest Expense, Net.  For Parent Holdings, net interest expense was $59.3 million for fiscal 2007 and $39.3 million for fiscal 2006. The average debt outstanding of Parent Holdings for fiscal 2007 and fiscal 2006 was $540 million and $418 million, respectively.  The increase in average debt outstanding was due to the senior PIK notes being outstanding for the full fiscal year 2007. The weighted average interest rate on debt outstanding of Parent Holdings for fiscal 2007 and fiscal 2006 was 10.6% and 8.8%, respectively.

     For Intermediate Holdings, net interest expense was $33.5 million for fiscal 2007 and $34.2 million for fiscal 2006. The average debt outstanding of Intermediate Holdings for fiscal 2007 and fiscal 2006 was $368 million and $383 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for fiscal 2007 and fiscal 2006 was 8.7% and 8.4%, respectively.

     For AAC, net interest expense was $22.0 million for fiscal 2007 and $23.3 million for fiscal 2006. The average debt outstanding of AAC for fiscal 2007 and fiscal 2006 was $256 million and $281 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2007 and fiscal 2006 was 8.0% and 7.8%, respectively.

Provision (Benefit) for Income Taxes.  For fiscal 2007 and fiscal 2006, Parent Holdings recorded an income tax benefit of $15.4 million and an income tax provision of $2.2 million, respectively, which represents an effective tax rate of 32% (benefit) and 69% (provision), respectively. The effective tax rates for fiscal 2007 and 2006, respectively, vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

     For fiscal 2007 and fiscal 2006, Intermediate Holdings recorded an income tax benefit of $7.2 million and an income tax provision of $4.0 million, respectively, which represents an effective tax rate of 33% (benefit) and 48% (provision), respectively. The effective tax rates for fiscal 2007 and 2006, respectively, vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

     For fiscal 2007 and fiscal 2006, AAC recorded an income tax benefit of $3.1 million and an income tax provision of $7.9 million, respectively, which represents an effective tax rate of 29% (benefit) and 41% (provision), respectively. The effective tax rates for the fiscal 2007 and 2006 vary from the statutory federal tax rate due to the impact of state income taxes.

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

     Class Rings. Net sales decreased $0.3 million to $119.4 million for fiscal 2006 from $119.7 million for fiscal 2005. The decrease in net sales was the result of a $2.6 million decline in shipments of retail high school class rings, partially offset by a $2.3 million increase in on-campus class ring shipments.

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

     Achievement Publications. Net sales increased $0.9 million to $21.0 million for fiscal 2006 from $20.1 million for fiscal 2005. The increase in net sales was the result of an increase in the publication sales of Who’s Who Among American High School Students, our publication honoring exceptional high school students, which was published in October 2005 and August 2006 of fiscal 2006, partially offset by a decline in other publication sales.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million to $144.1 million for fiscal 2006 from $144.6 million for fiscal 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $1.6 million to $101.1 million or 31.5% of net sales, for fiscal 2006 from $99.5 million or 31.7% of net sales, for fiscal 2005. The increase in selling and marketing expenses was primarily the result of increased commission expenses related directly to the increased net sales of on-campus high school class rings, yearbooks and graduation products and increased marketing expenses related to the achievement publications. The increase was partially offset by decreased marketing costs of yearbooks, as a result of the costs in the prior year of launching the official yearbook college program and recognition and affinity jewelry.

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

Operating Income. As a result of the foregoing, operating income was $42.5 million, or 13.3% of net sales, for fiscal 2006 as compared with operating income of $34.8 million, or 11.1% of net sales, for fiscal 2005. The class rings segment reported operating income of $13.5 million for fiscal 2006 as compared with operating income of $10.4 million for fiscal 2005. The yearbooks segment reported operating income of $23.8 million for fiscal 2006 as compared with operating income of $16.6 million for fiscal 2005. The graduation products segment reported operating income of $3.3 million for fiscal 2006 as compared with operating income of $3.1 million for fiscal 2005. The achievement publications segment reported operating income of $1.6 million for fiscal 2006 as compared with operating income of $4.9 million for fiscal 2005. The other segment reported operating income of $0.3 million for fiscal 2006 as compared with an operating loss of $0.2 million for fiscal 2005.

Interest Expense, Net. For Parent Holdings, net interest expense was $39.3 million for fiscal 2006 and $31.3 million for fiscal 2005. The average debt outstanding of Parent Holdings for fiscal 2006 and fiscal 2005 was $418 million and $385 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for fiscal 2006 and fiscal 2005 was 8.8% and 7.7%, respectively.

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

Provision for Income Taxes. For fiscal 2006 and fiscal 2005, Parent Holdings recorded an income tax provision of $2.2 million and $1.7 million, respectively, which represents an effective tax rate of 69% and 49%, respectively. The 69% and 49% effective tax rates for fiscal 2006 and 2005, respectively, exceeds the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

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

Liquidity and Capital Resources

     Operating Activities.  Operating activities provided $28.1 million of cash during fiscal 2007 after servicing $21.0 million in interest payments compared to $29.4 million during fiscal 2006 after servicing $23.4 million in interest payments. The higher earnings in business segments other than the achievement publications and lower interest payments were more than offset by significantly poor earnings of the achievement publications segment.  Additionally, higher working capital to support our business was partially offset by a decline in customer deposits in fiscal 2006.

     Operating activities provided $29.4 million of cash during fiscal 2006 compared to $37.4 million during fiscal 2005. The decline in cash provided by operating activities in fiscal 2006 was attributable to increased gold inventory, a decline in customer deposits and increased working capital requirements, partially offset by improved earnings.

     Investing Activities.  Capital expenditures in fiscal 2007, fiscal 2006 and fiscal 2005 were $10.6 million, $12.5 million and $12.8 million, respectively. The majority of capital expenditures in fiscal 2007 were attributable to acquisition and implementation of information technology systems and fully integrating digital technology throughout our yearbook production process. The majority of capital expenditures in fiscal 2006 and fiscal 2005 were primarily attributable to purchases of new printing presses and fully integrating digital technology throughout our yearbook production process.

     Our projected capital expenditures for fiscal 2008 are expected to be approximately $16.0 million.  Projected capital expenditures for fiscal 2008 are higher than fiscal 2007 expenditures mainly due to anticipated purchases of printing presses for our yearbooks segment.

     In fiscal 2007 there was an additional outflow from investing activities of $5.9 million for the acquisition of Powers and an additional inflow from investing activities of $4.7 million in net proceeds from the sale of frontage property located at our Austin, Texas facility.

     Financing Activities.  In fiscal 2007, cash was used to pay down $19.4 million of the term loan, of which $1.0 million were mandatory quarterly payments. In addition, net revolver payments were made of $1.5 million.

     In fiscal 2006, cash was used to pay down $32.6 million of the term loan. This was partially offset by net revolver borrowings of $9.3 million. Also in fiscal 2006, $7.5 million in proceeds from the sale of preferred stock benefited Parent Holdings and Intermediate Holdings and resulted in a $7.0 million capital contribution from Intermediate Holdings to AAC. For Parent Holdings, proceeds of $150.0 million were received from the senior PIK Notes, which were used to pay deferred financing fees and to make a distribution to stockholders.

     In fiscal 2005, cash was used to pay down $15.5 million of the term loan and the remaining $6.1 million of the 11.625% senior unsecured notes issued by AAC in February 2002. For Intermediate Holdings, net proceeds of $89.3 million were received from the 10.25% senior discount notes, which were used to pay deferred financing fees and to make a distribution to stockholders.

    Capital Resources. In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.

     The senior secured credit facility, as amended, provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of August 25, 2007, $87.1 million was outstanding on the term loan, $7.8 million was outstanding on the revolving loan and we had commitments for $2.3 million on letters of credit outstanding. The senior secured credit facility, as amended, imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility, as amended, contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility, as amended, is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility, as amended, is also guaranteed by AAC Holding Corp.

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

     In June 2006, Parent Holdings issued $150.0 million senior PIK notes. On February 24, 2007, the rate at which interest accrues on the senior PIK notes increased by 2.00% per annum, to a rate of 14.75%. The first interest payment on the notes occurred on October 1, 2006. Through April 1, 2011, interest on the notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1. The notes mature on October 1, 2012. At maturity, we are required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date. The notes are Parent Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The notes are effectively subordinated to Parent Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Parent Holdings’ subsidiaries, including Intermediate Holdings and AAC.

      We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

     We have a significant amount of indebtedness. On August 25, 2007, Parent Holdings had total indebtedness of $546.3 million (of which $175.8 million was senior PIK notes, $117.9 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $94.9 million was indebtedness under the existing senior secured credit facility, $7.5 million was of our mandatory redeemable series A preferred stock and the balance of which consisted of capital lease obligations).

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

Off Balance-Sheet Obligations

     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million or (iii) a borrowing base, calculated based on a percentage of the gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of August 25, 2007 and August 26, 2006, we held no consigned gold.

     The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.

     Letters of Credit.  As of August 25, 2007 and August 26, 2006, we had commitments for $2.3 million on letters of credit outstanding.

Contractual Obligations

     As of August 25, 2007, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2009	2010	2011	2012	Thereafter	Total
Senior PIK Notes (principal)	$-	$-	$-	$-	$-	$150,000	$150,000
Mandatory Redeemable Preferred Stock	-	-	-	-	-	7,500	7,500
Mandatory Redeemable Preferred Stock (dividends)	-	-	-	-	-	12,155	12,155
10.25% Notes (principal)	-	-	-	-	-	131,534	131,534
8.25% Senior Subordinated Debt (principal)	-	-	-	-	150,000	-	150,000
Interest on fixed rate debt(a)	12,547	19,114	25,854	25,854	69,129	181,118	333,616
Term loan (principal)	900	900	900	84,377	-	-	87,077
Term loan (interest)(b)	7,472	7,287	7,210	7,143	-	-	29,112
Revolver	-	-	7,805	-	-	-	7,805
Operating leases(c)	1,509	796	528	404	337	1,610	5,184
Capital leases(d)	174	-	-	-	-	-	174
Management agreement(e)	3,665	3,665	3,665	3,665	3,665	5,802	24,127
Postretirement plans(f)	990	1,036	1,056	1,058	1,070	5,475	10,685
Total	$27,257	$32,798	$47,018	$122,501	$224,201	$495,194	$948,969

(a)	Represents interest payments due on the senior PIK notes, 10.25% Notes and 8.25% Notes.

(b)	Assumes an interest rate on the term loan of 8.5%.

(c)	Some of our rental property leases contain options to renew the leased space for periods up to an additional ten years.

(d)	The total balance of gross capital lease assets is $5,022 as of August 25, 2007 and $5,022 as of August 26, 2006, with accumulated depreciation of $2,053 and $1,470, respectively.

(e)
AAC and Intermediate Holdings have entered into a management agreement with an affiliate of Fenway Partners Capital Fund II, L.P. pursuant to which they, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). In arriving at the future obligations above, 5% of fiscal 2007 EBITDA was used. This agreement has a 10-year minimum term. See “Certain Relationships and Related Transactions.”

(f)
CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. Certain hourly employees of Taylor are covered by a defined benefit pension plan established by Taylor.

Seasonality

     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The majority of our achievement publications are shipped in August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

     As a result of the foregoing, we have historically experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS 154 in our fiscal year 2007 and its adoption had no impact on our financial position or results of operations.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for us beginning with our fiscal year 2009. We are currently evaluating the impact this standard will have on our financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  We adopted the recognition and disclosure provisions of SFAS 158 in our fiscal year 2007 and as a result recorded an after-tax adjustment to other comprehensive income of $3.2 million to reflect previously unrecognized net actuarial gains. The measurement date provisions of SFAS 158 will be effective for us beginning with our fiscal year 2009. We are currently evaluating the impact that the measurement date provisions of this standard will have on our financial position and results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 during the fourth quarter of our fiscal year 2007. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for us beginning with our fiscal year 2009.  We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. Each quarter point change in interest rates on our senior secured credit facility, which bears interest at variable rates, would result in a $0.3 million change in annual interest expense, assuming the entire revolving loan was drawn.

     Semi-Precious Stones. We purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2007.

     Gold. We purchase a majority of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $2.9 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2007.

Item 8. Financial Statement and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Achievement Group Holding Corp.

     We have audited the accompanying consolidated balance sheets of American Achievement Group Holding Corp. and subsidiaries (“Parent Holdings”) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 25, 2007, August 26, 2006 and August 27, 2005. These financial statements are the responsibility of Parent Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 12 to the consolidated financial statements, in 2007 Parent Holdings changed its method of accounting for pension and other postretirement plans.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parent Holdings as of August 25, 2007 and August 26, 2006, and the results of their operations and their cash flows for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AAC Group Holding Corp.

     We have audited the accompanying consolidated balance sheets of AAC Group Holding Corp. and subsidiaries (“Intermediate Holdings”) (wholly-owned subsidiary of American Achievement Group Holding Corp.) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 25, 2007, August 26, 2006, and August 27, 2005. These financial statements are the responsibility of Intermediate Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 12 to the consolidated financial statements, in 2007 Intermediate Holdings changed its method of accounting for pension and other postretirement plans.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intermediate Holdings as of August 25, 2007 and August 26, 2006 and the results of their operations and their cash flows for the years ended August 25, 2007, August 26, 2006, and August 27, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Achievement Corporation

     We have audited the accompanying consolidated balance sheets of American Achievement Corporation and subsidiaries (“AAC”) (wholly-owned indirect subsidiary of AAC Group Holding Corp.) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 25, 2007, August 26, 2006 and August 27, 2005. These financial statements are the responsibility of AAC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 12 to the consolidated financial statements, in 2007 AAC changed its method of accounting for pension and other postretirement plans.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AAC as of August 25, 2007 and August 26, 2006 and the results of their operations and their cash flows for the years ended August 25, 2007, August 26, 2006 and August 27, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
December 7, 2007

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Balance Sheet

	Parent Holdings
	August 25, 2007	August 26, 2006
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,454	$3,404
Accounts receivable, net of allowance for doubtful accounts of $2,110 and $2,330, respectively	43,039	40,226
Inventories, net	31,158	31,438
Deferred tax asset	3,731	5,582
Prepaid expenses and other current assets, net	18,317	13,944
Total current assets	97,699	94,594

Property, plant and equipment, net	70,653	76,054
Goodwill	173,277	184,565
Other intangible assets, net	123,883	148,595
Other assets	10,554	7,468
Total assets	$476,066	$511,276
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Book overdraft	$5,082	$2,147
Accounts payable	10,590	13,585
Customer deposits	11,771	11,392
Accrued expenses	20,361	23,382
Deferred revenue	4,460	2,617
Accrued interest	5,550	5,997
Current portion of long-term debt	900	1,090
Total current liabilities	58,714	60,210

Long-term debt, net of current portion	537,680	525,734
Mandatory redeemable preferred stock, $.01 par value, 15,000 shares authorized, 7,500 shares issued and outstanding	7,500	7,500
Deferred tax liabilities	9,736	25,760
Other long-term liabilities	6,619	6,858
Total liabilities	620,249	626,062

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value, 1,250,000 shares authorized, 505,460 shares issued and outstanding	5	5
Additional paid-in capital	(124,045)	(124,045)
Accumulated earnings (deficit)	(23,297)	9,254
Accumulated other comprehensive income	3,154	-
Total stockholders’ deficit	(144,183)	(114,786)

Total liabilities and stockholders’ deficit	$476,066	$511,276

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Balance Sheets

Intermediate Holdings
August 25, 2007		August 26, 2006
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,168	$2,904
Accounts receivable, net of allowance for doubtful accounts of $2,110 and $2,330, respectively	43,039	40,226
Inventories, net	31,158	31,438
Deferred tax asset	3,731	5,582
Prepaid expenses and other current assets, net	18,317	13,944
Total current assets	97,413	94,094

Property, plant and equipment, net	70,653	76,054
Goodwill	173,277	184,565
Other intangible assets, net	116,232	139,592
Other assets	10,554	7,468
Total assets	$468,129	$501,773
LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$5,082	$2,147
Accounts payable	10,590	13,585
Customer deposits	11,771	11,392
Accrued expenses	20,299	23,292
Deferred revenue	4,460	2,617
Accrued interest	5,550	5,997
Current portion of long-term debt	900	1,090
Total current liabilities	58,652	60,120

Long-term debt, net of current portion	361,836	371,537
Deferred tax liabilities	19,731	27,523
Other long-term liabilities	3,034	5,879
Total liabilities	443,253	465,059

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	-	-
Additional paid-in capital	24,144	24,144
Accumulated earnings (deficit)	(2,422)	12,570
Accumulated other comprehensive income	3,154	-
Total stockholders’ equity	24,876	36,714

Total liabilities and stockholders’ equity	$468,129	$501,773

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Balance Sheets

AAC
August 25, 2007		August 26, 2006
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$620	$2,381
Accounts receivable, net of allowance for doubtful accounts of $2,110 and $2,330, respectively	43,039	40,226
Inventories, net	31,158	31,438
Deferred tax asset	3,731	5,582
Prepaid expenses and other current assets, net	18,317	13,944
Total current assets	96,865	93,571

Property, plant and equipment, net	70,653	76,054
Goodwill	173,277	184,565
Other intangible assets, net	113,970	136,884
Other assets	10,554	7,468
Total assets	$465,319	$498,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$5,082	$2,147
Accounts payable	10,590	13,585
Customer deposits	11,771	11,392
Accrued expenses	20,284	23,290
Deferred revenue	4,460	2,617
Accrued interest	5,550	5,997
Current portion of long-term debt	900	1,090
Total current liabilities	58,637	60,118

Long-term debt, net of current portion	243,982	264,720
Deferred tax liabilities	30,639	34,307
Other long-term liabilities	3,006	5,851
Total liabilities	336,264	364,996

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	-	-
Additional paid-in capital	109,046	109,046
Accumulated earnings	16,855	24,500
Accumulated other comprehensive income	3,154	-
Total stockholders’ equity	129,055	133,546

Total liabilities and stockholders’ equity	$465,319	$498,542

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Operations

	Parent Holdings
	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
	(Dollars in thousands)
Net sales	$315,736	$320,910	$313,788
Cost of sales	140,603	134,258	134,375
Gross profit	175,133	186,652	179,413
Selling, general and administrative expenses	135,831	144,129	144,592
Other charges	28,013	--	--
Operating income	11,289	42,523	34,821
Interest expense, net	59,267	39,331	31,271
Income (loss) before income taxes	(47,978)	3,192	3,550
Provision (benefit) for income taxes	(15,427)	2,216	1,738
Net income (loss)	$(32,551)	$976	$1,812

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Operations

	Intermediate Holdings
	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
	(Dollars in thousands)
Net sales	$315,736	$320,910	$313,788
Cost of sales	140,603	134,258	134,375
Gross profit	175,133	186,652	179,413
Selling, general and administrative expenses	135,831	144,129	144,592
Other charges	28,013	--	--
Operating income	11,289	42,523	34,821
Interest expense, net	33,514	34,246	31,271
Income (loss) before income taxes	(22,225)	8,277	3,550
Provision (benefit) for income taxes	(7,233)	3,985	1,738
Net income (loss)	$(14,992)	$4,292	$1,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Operations

	AAC
	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
	(Dollars in Thousands)
Net sales	$315,736	$320,910	$313,788
Cost of sales	140,603	134,258	134,375
Gross profit	175,133	186,652	179,413
Selling, general and administrative expenses	135,831	144,129	144,592
Other charges	28,013	--	--
Operating income	11,289	42,523	34,821
Interest expense, net	22,056	23,289	23,497
Income (loss) before income taxes	(10,767)	19,234	11,324
Provision (benefit) for income taxes	(3,122)	7,907	4,617
Net income (loss)	$(7,645)	$11,327	$6,707

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		Paid-in	comprehensive	Accumulated
Parent Holdings	Shares	Amount	Capital	income	earnings (deficit)	Total
	(Dollars in thousands)
Balance, August 28, 2004	100	$-	$102,046	$-	$6,466	$108,512
Recapitalization of AAC common stock	(100)	-	(102,046)	-	-	(102,046)
Issuance of Intermediate Holdings common stock	1,015,426	10	102,046	-	-	102,046
Distribution to stockholders through repurchase of common stock	(509,966)	(5)	(85,545)	-	-	(85,550)
Comprehensive income -
Net income	-	-	-	-	1,812	1,812
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(956)	-	(956)
Total comprehensive income						856
Balance, August 27, 2005	505,460	$5	$16,491	$(956)	$8,278	$23,818
Recapitalization of Intermediate Holdings common stock	(505,460)	(5)	(16,491)	-	-	(16,496)
Issuance of Parent Holdings common stock	505,460	5	16,491	-	-	16,496
Dividend distribution to stockholders	-	-	(140,536)			(140,536)
Comprehensive income-
Net income	-	-	-	-	976	976
Adjustment to minimum pension liability (net of tax impact)	-	-	-	956	-	956
Total comprehensive income						1,932
Balance, August 26, 2006	505,460	$5	$(124,045)	$-	$9,254	$(114,786)
Comprehensive loss -
Net loss	-	-	-	-	(32,551)	(32,551)
Total comprehensive loss						(32,551)
Adjustment for initial adoption of SFAS 158, net of tax	-	-	-	3,154	-	3,154
Balance, August 25, 2007	505,460	$5	$(124,045)	$3,154	$(23,297)	$(144,183)

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other	Accumulated
	Common Stock		Paid-in	comprehensive	earnings
Intermediate Holdings	Shares	Amount	Capital	income (loss)	(deficit)	Total
	(Dollars in thousands)
Balance, August 28, 2004	100	$-	$102,046	$-	$6,466	$108,512
Recapitalization of AAC common stock	(100)	-	(102,046)	-	-	(102,046)
Issuance of Intermediate Holdings common stock	1,015,426	10	102,036	-	6,466	108,512
Distribution to stockholders through repurchase of common stock	(509,966)	(5)	(85,545)	-	-	(85,550)
Comprehensive income -
Net income	-	-	-	-	1,812	1,812
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(956)	-	(956)
Total comprehensive income						856
Balance, August 27, 2005	505,460	$5	$16,491	$(956)	$8,278	$23,818
Comprehensive income -
Net income	-	-	-	-	4,292	4,292
Adjustment to minimum pension liability (net of tax impact)	-	-	-	956	-	956
Total comprehensive income						5,248
Capital contribution from Parent Holdings	-	-	7,648	-	-	7,648
Exchange of Intermediate Holdings’ stock for stock in Parent Holdings	(505,360)	(5)	5	-	-	-
Balance, August 26, 2006	100	$-	$24,144	$-	$12,570	$36,714
Comprehensive loss -
Net loss	-	-	-	-	(14,992)	(14,992)
Total comprehensive loss						(14,992)
Adjustment for initial adoption of SFAS 158, net of tax	-	-	-	3,154	-	3,154
Balance, August 25, 2007	100	$-	$24,144	$3,154	$(2,422)	$24,876

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	other
	Common Stock		Paid-in	comprehensive	Accumulated
AAC	Shares	Amount	Capital	income (loss)	earnings	Total
	(Dollars in thousands)
Balance, August 28, 2004	100	$-	$102,046	$-	$6,466	$108,512
Comprehensive income -
Net income	-	-	-	-	6,707	6,707
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(956)	-	(956)
Total comprehensive income						5,751
Balance, August 27, 2005	100	$-	$102,046	$(956)	$13,173	$114,263
Comprehensive income -
Net income	-	-	-	-	11,327	11,327
Adjustment to minimum pension liability (net of tax impact)	-	-	-	956	-	956
Total comprehensive income						12,283
Capital contribution from Intermediate Holdings	-	-	7,000	-	-	7,000
Balance, August 26, 2006	100	$-	$109,046	$-	$24,500	$133,546
Comprehensive loss -
Net loss	-	-	-	-	(7,645)	(7,645)
Total comprehensive loss						(7,645)
Adjustment for initial adoption of SFAS 158, net of tax	-	-	-	3,154	-	3,154
Balance, August 25, 2007	100	$-	$109,046	$3,154	$16,855	$129,055

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Cash Flows

	Parent Holdings
	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(32,551)	$976	$1,812
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other charges	28,013
Depreciation and amortization	25,000	25,095	25,281
Deferred income taxes	(15,506)	2,061	1,521
Amortization of debt discount and deferred financing fees	3,491	2,269	1,882
Accretion of interest on 10.25% senior discount notes	11,037	10,161	7,387
Accretion of Senior PIK Notes	21,647	4,197
Loss (gain) on sales of property, plant and equipment	(1,989)	79	-
Allowance for doubtful accounts	(233)	(464)	(107)
Loss on operating lease agreement	961
Changes in assets and liabilities:
Accounts receivable	(2,632)	41	3,586
Inventories, net	(951)	(9,217)	802
Prepaid expenses and other current assets, net	(4,793)	7,325	3,445
Other assets	90	(2,143)	(2,664)
Deferred revenue	1,843	1,613	(4,499)
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(5,348)	(12,574)	(1,005)
Net cash provided by operating activities	28,079	29,419	37,441

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,594)	(12,511)	(12,795)
Business acquisitions, net of cash acquired	(5,914)	(539)	-
Proceeds from sales of property, plant and equipment	4,651	104	-
Net cash used in investing activities	(11,857)	(12,946)	(12,795)

Cash flows from financing activities:
Payments on term loan	(19,433)	(32,610)	(15,493)
Proceeds from credit facility revolver	28,000	35,050	33,450
Payments on credit facility revolver	(29,495)	(25,750)	(33,450)
Proceeds from preferred stock issuance	-	7,500	-
Proceeds from Senior PIK Notes	-	150,000	(6,075)
Proceeds from 10.25% senior discount notes	-	-	89,269
Distribution to stockholders	-	(140,536)	(85,550)
Deferred financing fees	(179)	(9,464)	(3,508)
Change in book overdraft	2,935	(1,583)	(2,003)
Net cash used in financing activities	(18,172)	(17,393)	(23,360)
Net increase (decrease) in cash and cash equivalents	(1,950)	(920)	1,286
Cash and cash equivalents, beginning of period	3,404	4,324	3,038
Cash and cash equivalents, end of period	$1,454	$3,404	$4,324

Supplemental disclosure
Cash paid during the period for:
Interest	$20,973	$23,449	$21,966
Income taxes	$921	$703	$224
Supplemental non-cash investing and financing activities disclosure
Transfer of preferred stock and accumulated dividends from Intermediate Holdings to Parent Holdings	$-	7,648	$-

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Cash Flows

	Intermediate Holdings
	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,992)	$4,292	$1,812
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other charges	28,013
Depreciation and amortization	25,000	25,095	25,281
Deferred income taxes	(7,274)	3,824	1,521
Amortization of debt discount and deferred financing fees	1,976	1,959	1,882
Accretion of interest on 10.25% senior discount notes	11,037	10,161	7,387
Loss (gain) on sales of property, plant and equipment	(1,989)	79	-
Allowance for doubtful accounts	(233)	(464)	(107)
Loss on operating lease agreement	961
Changes in assets and liabilities:
Accounts receivable	(2,632)	41	3,586
Inventories, net	(951)	(9,217)	802
Prepaid expenses and other current assets, net	(4,793)	7,325	3,445
Other assets	90	(2,143)	(2,664)
Deferred revenue	1,843	1,613	(4,499)
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(7,926)	(13,242)	(1,005)
Net cash provided by operating activities	28,130	29,323	37,441

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,594)	(12,511)	(12,795)
Business acquisitions, net of cash acquired	(5,914)	(539)	-
Proceeds from sales of property, plant and equipment	4,651	104	-
Net cash used in investing activities	(11,857)	(12,946)	(12,795)

Cash flows from financing activities:
Payments on term loan	(19,433)	(32,610)	(15,493)
Proceeds from credit facility revolver	28,000	35,050	33,450
Payments on credit facility revolver	(29,495)	(25,750)	(33,450)
Proceeds from preferred stock issuance	-	7,500	-
Redemption of 11.625% senior unsecured notes	-	-	(6,075)
Proceeds from 10.25% senior discount notes	-	-	89,269
Distribution to stockholders	-	-	(85,550)
Deferred financing fees	(16)	(404)	(3,508)
Change in book overdraft	2,935	(1,583)	(2,003)
Net cash used in financing activities	(18,009)	(17,797)	(23,360)
Net increase (decrease) in cash and cash equivalents	(1,736)	(1,420)	1,286
Cash and cash equivalents, beginning of period	2,904	4,324	3,038
Cash and cash equivalents, end of period	$1,168	$2,904	$4,324

Supplemental disclosure
Cash paid during the period for:
Interest	$20,973	$23,449	$21,966
Income taxes	$921	$703	$224
Supplemental non-cash investing and financing activities disclosure
Transfer of preferred stock and accumulated dividends from Intermediate Holdings to Parent Holdings	$-	$7,648	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statement of Cash Flows
	AAC
	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(7,645)	$11,327	$6,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other charges	28,013
Depreciation and amortization	25,000	25,095	25,281
Deferred income taxes	(3,150)	7,737	4,392
Amortization of debt discount and deferred financing fees	1,530	1,498	1,527
Loss (gain) on sales of property, plant and equipment	(1,989)	79	-
Allowance for doubtful accounts	(233)	(464)	(107)
Loss on operating lease agreement	961
Changes in assets and liabilities:
Accounts receivable	(2,632)	41	3,586
Inventories, net	(951)	(9,217)	802
Prepaid expenses and other current assets, net	(4,793)	7,325	3,445
Other assets	90	(2,143)	(2,664)
Deferred revenue	1,843	1,613	(4,499)
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(7,939)	(13,629)	(1,049)
Net cash provided by operating activities	28,105	29,262	37,421

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,594)	(12,511)	(12,795)
Business acquisitions, net of cash acquired	(5,914)	(539)	-
Proceeds from sales of fixed assets	4,651	104	-
Net cash used in investing activities	(11,857)	(12,946)	(12,795)

Cash flows from financing activities:
Payments on term loan	(19,433)	(32,610)	(15,493)
Proceeds from credit facility revolver	28,000	35,050	33,450
Payments on credit facility revolver	(29,495)	(25,750)	(33,450)
Redemption of 11.625% senior unsecured notes	-	-	(6,075)
Capital contribution	-	7,000	-
Deferred financing fees	(16)	(135)	-
Change in book overdraft	2,935	(1,583)	(2,003)
Net cash used in financing activities	(18,009)	(18,028)	(23,571)
Net increase (decrease) in cash and cash equivalents	(1,761)	(1,712)	1,055
Cash and cash equivalents, beginning of period	2,381	4,093	3,038
Cash and cash equivalents, end of period	$620	$2,381	$4,093

Supplemental disclosure
Cash paid during the period for:
Interest	$20,973	$23,449	$21,966
Income taxes	$921	$703	$224

The accompanying notes are an integral part of these consolidated financial statements.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

1. Summary of Organization and Significant Accounting Policies

Registrants

     The consolidated financial statements of American Achievement Group Holding Corp. (“Parent Holdings”) include the accounts of its wholly-owned subsidiary, AAC Group Holding Corp. (“Intermediate Holdings”) and its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), all of which are separate public reporting companies. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Parent Holdings, Intermediate Holdings, and AAC are treated as entities under common control. Accordingly, the financial results are being presented for Parent Holdings and Intermediate Holdings for all periods for which the financial results of AAC are presented. The financial results of Parent Holdings prior to its formation represent entirely those of its wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. The financial results of Intermediate Holdings prior to its formation represent entirely those of its wholly-owned indirect subsidiary, AAC. Parent Holdings, Intermediate Holdings and AAC together with their consolidated subsidiaries are referred to as the “Company.” Unless separately stated, the notes herein relate to Parent Holdings, Intermediate Holdings and AAC.

Description of Business

     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in five reporting segments; class rings, yearbooks, graduation products, achievement publications and other. The Company’s corporate office is located in Austin, Texas and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas, Louisville, Kentucky, Manhattan, Kansas, and Juarez, Mexico.

As described in Note 17, on October 26, 2007 the Company decided to shut down its achievement publications segment.

Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

    Parent Holdings conducts all of its business through Intermediate Holdings and AAC and its subsidiaries. The consolidated financial statements of Parent Holdings include the accounts of its direct wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. Parent Holdings’ consolidated financial statements are substantially identical to Intermediate Holdings’ consolidated financial statements, with the exception of the series A preferred stock, senior PIK notes, additional interest expense related to its series A preferred stock and senior PIK notes, amortization of deferred financing costs and the related income taxes.

     Intermediate Holdings conducts all of its business indirectly through AAC and its subsidiaries. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Intermediate Holdings’ consolidated financial statements are substantially identical to AAC’s consolidated financial statements, with the exception of the 10.25% senior discount notes, additional interest expense related to the 10.25% senior discount notes, amortization of deferred financing costs and the related income taxes.

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

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Allowance for Doubtful Accounts and Product Returns

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

     The Company makes estimates of its potential future product returns based on average historical returns, current economic trends and changes in customer demand and acceptance of products. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowances for doubtful accounts and product returns deducted from asset accounts were as follows:

	Balance at				Balance at
	Beginning of	Charged to			End of
	Period	Expense	Other	Write-offs	Period
Year ended August 25, 2007	$2,330	$8,132	$152	$(8,504)	$2,110
Year ended August 26, 2006	2,794	6,923	-	(7,387)	2,330
Year ended August 27, 2005	2,862	7,050	99	(7,217)	2,794
Inventories

     Inventories, which include raw materials, work-in-process and finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) method, net of allowance for obsolete inventory.

Independent Sales Representative Advances and Related Reserve

     The Company advances commissions to independent sales representatives as prepaid commissions against anticipated earnings. Such advances are offset against payments for commissions earned by the independent sales representatives on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets and long term other assets in the accompanying consolidated balance sheets. The portion of the advances, net of related reserves, that are not expected to be earned through commissions during the next fiscal year are classified as other assets in the accompanying consolidated balance sheets.

     The Company advances commissions to new independent sales representatives that are developing sales territories and makes payments to predecessor independent sales representatives on behalf of successor independent sales representatives. Such amounts are offset against payments for commissions earned by the independent sales representatives on product sales. The Company provides reserves to cover those amounts that it estimates to be uncollectible.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Reserves on independent sales representative advances deducted from asset accounts were as follows:

	Balance at
	Beginning of	Charged to		Balance at End of
	Period	Expense	Write-offs(1)	Period
Year ended August 25, 2007	$2,055	$2,415	$(1,969)	$2,501
Year ended August 26, 2006	2,536	1,867	(2,348)	2,055
Year ended August 27, 2005	2,383	1,794	(1,641)	2,536

(1) Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company.

Property, Plant and Equipment

     Property, plant and equipment are stated at historical cost net of accumulated depreciation. Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized at cost. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operating results for the period. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

Description	Useful life
Buildings and improvements	10 to 33 years
Tools and dies	8 years
Machinery and equipment	2 to 10 years
Leasehold improvements	Shorter of useful life or term of lease

Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and other intangible assets are originally recorded at their fair values at the date of acquisition. Goodwill and indefinite-lived intangibles are not amortized, but are tested annually for impairment, or more frequently if impairment indicators occur. Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.

     The impairment test for goodwill and intangible assets requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results.

Impairment of Long-lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) requires an entity to review long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

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

Fair Value of Financial Instruments

     The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, book overdraft, accounts payable and long-term debt (including current maturities). The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, book overdraft and accounts payable approximate fair value due to their short-term nature. The fair value of the Company’s long-term debt at August 25, 2007 is approximately $16.3 million lower than the carrying value based on current rates available to the Company for debt with the same or similar terms.

Revenue Recognition and Warranty Costs

     The Company’s revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. The Company’s stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded based upon historical information and current trends.

     The Company’s accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to the Company’s end customer.

     The Company recognizes revenues on its publishing operations based upon the completed contract method, when the products are shipped.

     Product warranty liabilities were as follows:

	Balance at
	Beginning of	Charged to		Balance at End of
	Period	Expense	Claims	Period
Year ended August 25, 2007	$1,116	$761	$(722)	$1,155
Year ended August 26, 2006	1,182	348	(414)	1,116
Year ended August 27, 2005	1,210	808	(836)	1,182

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Seasonality

     The seasonal nature of the Company’s various businesses tends to be tempered by its broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. The Company’s recognition and affinity product line sales are also seasonal. The majority of the Company’s achievement publications are shipped in August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

     As a result of the foregoing, the Company has historically experienced operating losses during its first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, the Company’s working capital requirements tend to exceed its operating cash flows from May through September.

Concentration of Credit Risk

     Credit is extended to certain industries, such as educational and retail, which may be affected by changes in economic or other external conditions. The Company’s policy is to manage its exposure to credit risk through credit approvals and limits.

Shipping and Handling Fees

     In accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company recognizes as revenue amounts billed to customers related to shipping and handling, with the related expense recorded as a component of cost of sales.

Supplier Concentration

     The Company purchases substantially all synthetic and semi-precious stones from a single supplier located in Germany. The Company purchases a majority of its gold from a single supplier, The Bank of Nova Scotia, through an existing gold consignment agreement.

Advertising

      The Company expenses advertising costs as incurred; however in accordance with AICPA Statement of Position 93-7 “Reporting on Advertising Costs” the Company defers certain advertising costs until the first time the advertising takes place. These deferred advertising costs are included in prepaid expenses and other current assets.

     Selling, general and administrative expenses for the Company include advertising expenses of $5,281, $6,160 and $5,999 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

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

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS 154 in its fiscal year 2007 and its adoption had no impact on its financial position or results of operations.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 during the fourth quarter of its fiscal year 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations and financial condition.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in our fiscal year 2007 and as a result recorded an after-tax adjustment to other comprehensive income of $3.2 million to reflect previously unrecognized net actuarial gains.  The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009. The Company is currently evaluating the impact that the measurement date provisions of this standard will have on its financial position and results of operations.

  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning with its fiscal year 2009.  The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

2. Comprehensive Income (Loss)

     The following amounts were included in determining comprehensive income (loss) for the years ended August 25, 2007, August 26, 2006 and August 27, 2005.

	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
Parent Holdings
Net income (loss)	$(32,551)	$976	$1,812
Adjustment in minimum pension liability (net of tax impact)	-	956	(956)
Total comprehensive income (loss)	$(32,551)	$1,932	$856

	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
Intermediate Holdings
Net income (loss)	$(14,992)	$4,292	$1,812
Adjustment in minimum pension liability (net of tax impact)	-	956	(956)
Total comprehensive income (loss)	$(14,992)	$5,248	$856

	For the year ended
	August 25, 2007	August 26, 2006	August 27, 2005
AAC
Net income (loss)	$(7,645)	$11,327	$6,707
Adjustment in minimum pension liability (net of tax impact)	-	956	(956)
Total comprehensive income (loss)	$(7,645)	$12,283	$5,751

3. Business Acquisitions

     Effective April 1, 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise, located in Waco, Texas. The purchase price in connection with this acquisition was approximately $6.2 million, including transaction costs, with up to $1.5 million additional to be paid upon achieving certain financial goals through August 2010. The Powers acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented since the effect of the Powers acquisition on AAC’s financial position and results of operations is not material.

     AAC has allocated the purchase price of Powers as follows:

Working Capital	$903
Property, plant and equipment	1,220
Goodwill	2,912
Intangible assets	2,454
Deferred income taxes	(1,333)
Total purchase price	$6,156

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

4. Inventories, Net

 A summary of inventories, net is as follows:
	August 25, 2007	August 26, 2006
Raw materials	$19,357	$17,759
Work in process	4,853	6,473
Finished goods	7,941	7,400
Less—Reserves	(993)	(194)
	$31,158	$31,438

    The Company’s cost of sales includes depreciation and amortization of $10,091, $9,424 and $9,222 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

     The Company expensed gold consignment fees of $49, $291 and $342 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the Company has paid for the gold purchased.  The Company pays for the consigned gold as its related products are shipped to customers. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. The Company did not hold any gold on consignment at August 25, 2007 and August 26, 2006, respectively. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

5. Prepaid Expenses and Other Current Assets, Net

     Prepaid expenses and other current assets, net consist of the following:

	August 25, 2007	August 26, 2006
Sales representative advances	$7,793	$7,830
Less—reserve on sales representative advances	(970)	(2,055)
Deferred publication and ring costs	1,438	364
Prepaid advertising and promotional materials	2,016	2,254
Prepaid management fees — related party	250	250
Prepaid commissions	2,793	1,656
Other	4,997	3,645
	$18,317	$13,944

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

6. Property, Plant and Equipment, Net

     Property, plant and equipment, net consist of the following:

	August 25, 2007	August 26, 2006
Land	$6,897	$9,550
Buildings and improvements	9,260	8,884
Tools and dies	25,174	23,622
Machinery and equipment	69,167	61,335
Construction in progress	5,627	4,435
Total	116,125	107,826
Less-accumulated depreciation	(45,472)	(31,772)
Property, plant, and equipment, net	$70,653	$76,054

     The Company’s depreciation expense recorded in the accompanying consolidated statements of operations was $13,810, $13,230 and $13,415 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

     The Company’s only commitment for equipment under the noncancellable portion of all capital leases is $174 and is payable in fiscal 2008.  Capital lease assets are carried on the balance sheet under machinery and equipment, net and their corresponding liabilities are carried under accrued expenses (short-term portion) and other long-term liabilities (long-term portion). Capital lease liabilities are $174 and $1,466 as of August 25, 2007 and August 26, 2006. Gross capital lease assets are $5,022 as of August 25, 2007 and August 26, 2006, respectively with accumulated depreciation of $2,053 and $1,470, respectively.

During fiscal 2007, the Company recorded an impairment charge of $1.2 million for its achievement publications segment in accordance with SFAS 144 (see Note 7).  This charge reduced the carrying value of construction in progress in the achievement publications segment and is included in other charges in the accompanying consolidated statements of operations.

7. Goodwill and Other Intangible Assets

Goodwill

The changes in the net carrying amount of goodwill were as follows:

	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Balance at August 27, 2005	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026
Post closing purchase price adjustment	-	-	539	-	-	539
Balance at August 26,2006	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565
Goodwill from Powers acquisition	-	-	-	-	2,912	2,912
Impairment write-down	(4,700)	-	-	(9,500)	-	(14,200)
Balance at August 25, 2007	$67,092	$65,241	$23,781	$2,193	$14,970	$173,277

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Other Intangible Assets

Other intangible assets consisted of the following:

	Fiscal Year Ended August 25, 2007
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$37,433	$-	$37,433
Deferred financing costs and other
Parent Holdings	7 to 8 years	24,263	(8,235)	16,028
Intermediate Holdings	7 to 8 years	14,771	(6,394)	8,377
AAC	7 to 8 years	11,263	(5,148)	6,115
Patents	14 to 17 years	7,317	(1,516)	5,801
Customer lists and distribution contracts	3 to 12 years	102,968	(38,347)	64,621
Total Parent Holdings		$171,981	$(48,098)	$123,883
Total Intermediate Holdings		$162,489	$(46,257)	$116,232
Total AAC		$158,981	$(45,011)	$113,970

	Fiscal Year Ended August 26, 2006
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$50,095	$-	$50,095
Deferred financing costs and other
Parent Holdings	7 to 8 years	24,084	(4,745)	19,339
Intermediate Holdings	7 to 8 years	14,755	(4,419)	10,336
AAC	7 to 8 years	11,247	(3,619)	7,628
Patents	14 to 17 years	7,317	(1,072)	6,245
Customer lists and distribution contracts	3 to 12 years	100,516	(27,600)	72,916
Total Parent Holdings		$182,012	$(33,417)	$148,595
Total Intermediate Holdings		$172,683	$(33,091)	$139,592
Total AAC		$169,175	$(32,291)	$136,884

During the fourth quarter of fiscal 2007, the Company began evaluating strategic options for the achievement publications segment due to a financial downturn in this segment.  At August 25, 2007, it was management’s expectation that the achievement publications segment would be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  As this is an indicator that the carrying amount of the related assets may not be recoverable, it is considered a triggering event requiring that the assets of the achievement publications segment be tested for recoverability in accordance with SFAS 144 and SFAS 142.  The impairment analysis indicated that an impairment in goodwill, trademarks, and tangible assets existed as of August 25, 2007.  The Company recorded a charge of $22.8 million, of which $12.1 million reduced the carrying value of trademarks, $9.5 million reduced the carrying value of goodwill, and $1.2 million reduced the carrying value of fixed assets in the achievement publications segment. This charge is included in other charges in the accompanying consolidated statements of operations.

Under the provisions of SFAS 142, the Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur. As a result of the annual impairment review performed in the fourth quarter of fiscal 2007, the Company recorded an impairment of $4.9 million related to goodwill and trademarks in its retail class rings business that is included in the class rings business segment and $0.3 million related to trademarks in its personalized fashion jewelry business that is included in the other business segment to adjust the carrying value to the current net realizable value. These charges are included in other charges in the accompanying consolidated statements of operations.  The goodwill impairment in the retail class rings was primarily due to lower revenue forecasts reflecting the softness in the retail jewelry market serving class rings and the continued consolidation in the independent jeweler segment. The annual impairment review performed in the other businesses did not reveal any impairment.

For Parent Holdings, total amortization on other intangible assets was $14,681 and $14,108 for the years ended August 25, 2007 and August 26, 2006, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense is $13,735, $13,735, $13,735, $13,218 and $12,147, respectively, for fiscal years 2008 through 2012.

For Intermediate Holdings, total amortization on other intangible assets was $13,166, $13,808 and $13,716 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense is $12,220, $12,220, $12,220, $11,703 and $10,632 respectively, for fiscal years 2008 through 2012.

For AAC, total amortization on other intangible assets was $12,720, $13,362 and $13,361 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense is $11,774, $11,774, $11,774, $11,257 and $10,186 respectively, for fiscal years 2008 through 2012.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

8. Accrued Expenses

    Accrued expenses consists of the following:

	August 25, 2007	August 26, 2006
Parent Holdings
Commissions and royalties	$9,345	$8,653
Compensation and related costs	4,675	5,795
Accumulated pension and postretirement benefit cost	270	3,379
Accrued sales and property taxes	1,962	1,492
Accrued workman’s compensation and medical claims	881	906
Capital lease obligations, short term	173	1,293
Accrued expenses — related party	-	90
Other	3,055	1,774
	$20,361	$23,382

	August 25, 2007	August 26, 2006
Intermediate Holdings
Commissions and royalties	$9,345	$8,653
Compensation and related costs	4,674	5,795
Accumulated pension and postretirement benefit cost	270	3,379
Accrued sales and property taxes	1,962	1,492
Accrued workman’s compensation and medical claims	881	906
Capital lease obligations, short term	173	1,293
Accrued expenses — related party	-	90
Other	2,994	1,684
	$20,299	$23,292

	August 25, 2007	August 26, 2006
AAC
Commissions and royalties	$9,345	$8,653
Compensation and related costs	4,674	5,795
Accumulated pension and postretirement benefit cost	270	3,379
Accrued sales and property taxes	1,962	1,492
Accrued workman’s compensation and medical claims	881	906
Capital lease obligations, short term	173	1,293
Accrued expenses — related party	-	90
Other	2,979	1,682
	$20,284	$23,290

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

9. Long-term Debt

     Long-term debt consists of the following:

	August 25, 2007	August 26, 2006
Parent Holdings
Senior PIK Notes due October 1, 2012 (including $25,844 and $4,197 PIK interest, respectively)	$175,844	$154,197
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $13,646 and $24,683, respectively)	117,854	106,817
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	7,805	9,300
Term loan due 2011	87,077	106,510
Total	538,580	526,824
Less current portion of long-term debt	(900)	(1,090)
Total long-term debt	$537,680	$525,734

	August 25, 2007	August 26, 2006
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $13,646 and $24,683, respectively)	$117,854	$106,817
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	7,805	9,300
Term loan due 2011	87,077	106,510
Total	362,736	372,627
Less current portion of long-term debt	(900)	(1,090)
Total long-term debt	$361,836	$371,537

	August 25, 2007	August 26, 2006
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2010	7,805	9,300
Term loan due 2011	87,077	106,510
Total	244,882	265,810
Less current portion of long-term debt	(900)	(1,090)
Total long-term debt	$243,982	$264,720

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Senior PIK Notes

     Parent Holdings was formed in May 2006, as the parent of Intermediate Holdings and has no separate operations from its ownership in Intermediate Holdings. On June 12, 2006, Parent Holdings issued $150 million of Senior PIK Notes. The net proceeds of this offering were used to pay a $140,536 dividend to stockholders. Because EBITDA fell below certain target levels for the four quarters ended February 24, 2007, the rate at which interest accrues on the Senior PIK Notes was increased by 2.00% per annum commencing on and including February 24, 2007.  Interest now accrues on these notes at 14.75% per annum. The first interest payment on the Senior PIK Notes occurred on October 1, 2006. Through April 1, 2011, interest on the Senior PIK Notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1.

     The Senior PIK Notes mature on October 1, 2012. At maturity, Parent Holdings is required to repay the Senior PIK Notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date.

     At any time on or after October 1, 2008, Parent Holdings may redeem the Senior PIK Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 9.563%, declining ratably to 3.188%, plus accrued, unpaid and special interest. At any time prior to October 1, 2008, Parent Holdings may also redeem 100% (but not less than 100%) of the then outstanding notes. The Senior PIK Notes are required to be redeemed with the net cash proceeds of certain equity offerings at redemption price equal to the lesser of 109.563% or the then applicable redemption price of the aggregate principal amount, plus accrued, unpaid and special interest.

     If the consolidated group leverage ratio on August 30, 2008 is greater than 5.0 to 1.0, the rate at which interest accrues on the Senior PIK Notes will increase an additional 2.00% per annum commencing on and including August 30, 2008.

     If a change in control as defined in the indenture relating to the Senior PIK Notes occurs, Parent Holdings must give the holders of the Senior PIK Notes the opportunity to sell their Senior PIK Notes to Parent Holdings at 101% of the aggregate principal amount outstanding of the Senior PIK Notes, plus accrued interest.

     Additionally, the terms of the Senior PIK Notes limit Parent Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. As of August 25, 2007, Parent Holdings was in compliance with all such provisions.

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

     Additionally, the terms of the 10.25% Notes limit Intermediate Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of August 25, 2007, Intermediate Holdings was in compliance with all such provisions.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

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

     The Company may not redeem the 8.25% Notes until on or after April 1, 2008.  If a change in control as defined in the indenture relating to the 8.25% Notes occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101 percent of the principal amount of the 8.25% Notes, plus accrued interest.

     The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of August 25, 2007.

Senior Secured Credit Facility

     On March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of August 25, 2007, assets of AAC subject to lien under the Senior Credit Facility were approximately $291.9 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.

     The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $225 are made through 2011. The term loan of the Amended Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Amended Senior Credit Facility was approximately 7.7% and 7.8% at August 25, 2007 and August 26, 2006, respectively.

     During the year ended August 25, 2007, the Company paid down $19.4 million of the term loan of the Amended Senior Credit Facility, of which $1.0 million were four mandatory quarterly payments. In the event that there is Consolidated Excess Cash Flow, as defined in the credit agreement governing the Amended Senior Credit Facility, the Company will be required to make an additional prepayment based on the Company’s Consolidated Excess Cash Flow and Leverage Ratio. Based on the Consolidated Excess Cash Flow calculated as of August 25, 2007, the Company will repay approximately $235 in December 2007.

     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of August 25, 2007 was approximately $29.9 million with $2.3 million in letters of credit outstanding.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

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

     The Amended Senior Credit Facility contains restrictions on the ability of AAC to pay dividends and make certain other payments to Parent Holdings and subsidiaries. Pursuant to each arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of Parent Holdings and (ii) the payment by Parent Holdings of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.

     AAC was in compliance with the Amended Senior Credit Facility’s covenants as of August 25, 2007.

Long-term debt outstanding as of August 25, 2007 matures as follows:

	Parent	Intermediate
	Holdings	Holdings	AAC
	Amount	Amount	Amount
Fiscal year ending	Maturing	Maturing	Maturing
2008	$900	$900	$900
2009	900	900	900
2010	8,705	8,705	8,705
2011	84,377	84,377	84,377
2012	150,000	150,000	150,000
Thereafter	293,698	117,854	-
Total	$538,580	$362,736	$244,882

     Parent Holdings’ weighted average interest rate on debt outstanding as of August 25, 2007 and August 26, 2006 was 10.8% and 10.0%, respectively.

     Intermediate Holdings’ weighted average interest rate on debt outstanding as of August 25, 2007 and August 26, 2006 was 8.8% and 8.7%, respectively.

     AAC’s weighted average interest rate on debt outstanding as of August 25, 2007 and August 26, 2006 was 8.1% and 8.1%, respectively.

     Interest income, included in the Company’s interest expense, net, was $523, $468 and $201 for the fiscal years 2007, 2006 and 2005, respectively.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

10. Mandatory Redeemable Preferred Stock

     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which Intermediate Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (the “Series A Preferred Stock”). In connection with the Purchase Agreement, the investor was granted (i) registration rights on the capital stock of Intermediate Holdings held by the investor in the event of an initial public offering by Intermediate Holdings, (ii) preemptive rights to purchase additional capital stock of Intermediate Holdings in order to maintain its percentage ownership in Intermediate Holdings upon the sales of additional capital stock and (iii) the right to have an observer seat on the Board of Directors of Intermediate Holdings. Intermediate Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings. All undeclared dividends and declared but unpaid dividends shall accrue from the date the stock was issued. Undeclared dividends for fiscal year 2007 and 2006 totaled $1,874 and $672, respectively, and have been recorded as accrued interest in the financial statements. The Series A Preferred Stock may be redeemed by Intermediate Holdings on or after January 18, 2007 at a price equal to 104% of the Liquidation Preference (as defined in the Amended and Restated Certificate of Incorporation of Intermediate Holdings (the “Certificate of Incorporation”). Such percentage is reduced annually until the purchase price upon redemption to Intermediate Holdings is equal to 100% of the Liquidation Preference. In addition, the Series A Preferred Stock is subject to mandatory redemption on January 18, 2013 or, at the election of the investor, in the event of a Change in Control or a Public Equity Offering (each as defined in the Certificate of Incorporation).  As a result of the mandatory redemption requirements, the Series A Preferred Stock is classified as part of liabilities rather than equity.

     The holders of Series A Preferred Stock agreed in May 2006 to exchange their shares of Series A Preferred Stock for new shares of Series A Redeemable Preferred Stock of Parent Holdings, the new parent company of Intermediate Holdings. These new shares have the same rights, preferences and privileges as the Series A Preferred Stock of Intermediate Holdings.

11. Commitments and Contingencies

Leases

     Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018. The Company’s commitments under the noncancellable portion of all operating leases for each of the five years ending after August 25, 2007 and thereafter are approximately as follows:

Operating
Fiscal Year Ending	Expense
2008	$1,509
2009	796
2010	528
2011	404
2012	337
Thereafter	1,610
$5,184

     Some of the Company’s rental property leases contain options to renew the leased space for periods up to an additional ten years.

     Lease and rental expense included in the accompanying consolidated statements of operations was $2,335, $2,730 and $3,316 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively. Capital lease assets are carried on the balance sheet under machinery and equipment, net and their corresponding liabilities are carried under accrued expenses (short-term portion) and other long-term liabilities (long-term portion). Capital lease liabilities were $174 and $1,466 as of August 25, 2007 and August 26, 2006, respectively.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Pending Litigation

     On July 17, 2006, in the 128th Judicial District Court of Orange County, Texas a Seventh Amended Petition (naming over 100 defendants) was filed by the estate of John Estrada and Nancy Estrada adding Taylor Publishing Company (“Taylor”) back into a long outstanding multi-party toxic tort suit. Taylor was originally brought into this lawsuit in September of 2004 when Mr. Estrada, a former employee and his wife, filed their Fifth Amended Petition seeking damages for personal injuries allegedly caused by Mr. Estrada’s exposure to benzene in the workplace. On June 21, 2005, the Estradas dismissed their case against Taylor, without prejudice, without any payment or other compensation by Taylor. Mr. Estrada is now deceased. This Seventh Amended Petition now seeks damages for his alleged wrongful death and seeks to avoid the Workers’ Compensation bar to employer liability by pleading gross negligence on the part of Taylor. Taylor filed a timely answer to the lawsuit and subsequently negotiated a settlement with prejudice with the Estradas and has subsequently been dismissed from the suit. The amount of the settlement is not material; however the settlement is covered by a confidentiality and non-disclosure agreement because the case is proceeding in court against the other defendants.

On July 31, 2007, a former employee of CBI filed a lawsuit against CBI in Travis County, Texas alleging, among other claims, that CBI discriminated and/or retaliated against him in violation of the Texas Labor Code because he had an on-the-job injury.  CBI has filed an answer to the lawsuit denying all allegations.  There have been no monetary demands or settlement offers.  The Company is unable to assess the likelihood of an adverse judgment or assess the likely range of possible loss to the Company.

     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flows.

Plant Closure

     In April 2006, AAC announced the closure of its yearbook facility in San Angelo, Texas. The Company decided to relocate this facility to its Dallas, Texas facility, in order to take advantage of that facility’s enhanced technology and service delivery. The closure and relocation was completed by the end of August 2006. In 2006 AAC recorded $757 in one time termination benefits to employees and closure costs and $82 in impairment of assets. These costs were recorded in cost of sales and related solely to the Company’s yearbook segment. As of August 25, 2007, the Company had paid out all costs originally recorded related to this closure.

     During the fourth quarter of fiscal 2007, management revised its estimated future cash flows for the San Angelo, Texas operating lease, which is no longer in use by the Company.  The revision was based on a decrease in estimated sublease rentals that can reasonably be obtained in the current market.  The cumulative effect of this change was recorded in fiscal 2007 and resulted in additional expense of $961 which was recorded in cost of sales. The consolidated balance sheets as of August 25, 2007 reflect a current liability of $593 and a long-term liability of $368, included in accrued liabilities and other long-term liabilities, respectively.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

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

     In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in our fiscal year 2007.  The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009.

    For fiscal 2007, the measurement date for the CBI Plan was August 25, 2007, and the measurement date for the TPC Plan was June 30, 2007.  The Company will use a measurement date as of the end of its fiscal year for both plans on or before fiscal 2009.

The following table summarizes the impact of the initial adoption of SFAS 158:

	Before Application of SFAS 158	Change due to SFAS 158	After Application of SFAS 158
Parent Holdings
Prepaid expenses and other current assets, net	$18,259	$58	$18,317
Total assets	476,008	58	476,066

Deferred tax liabilities	7,747	1,989	9,736
Other long-term liabilities	11,704	(5,085)	6,619
Total liabilities	623,345	(3,096)	620,249

Accumulated other comprehensive income	-	3,154	3,154
Total stockholders’ equity	(147,337)	3,154	(144,183)
Total liabilities and stockholders’ equity	476,008	58	476,066

Intermediate Holdings
Prepaid expenses and other current assets, net	$18,259	$58	$18,317
Total assets	468,071	58	468,129

Deferred tax liabilities	17,742	1,989	19,731
Other long-term liabilities	8,119	(5,085)	3,034
Total liabilities	446,349	(3,096)	443,253

Accumulated other comprehensive income	-	3,154	3,154
Total stockholders’ equity	21,722	3,154	24,876
Total liabilities and stockholders’ equity	468,071	58	468,129

AAC
Prepaid expenses and other current assets, net	$18,259	$58	$18,317
Total assets	465,261	58	465,319

Deferred tax liabilities	28,650	1,989	30,639
Other long-term liabilities	8,091	(5,085)	3,006
Total liabilities	339,360	(3,096)	336,264

Accumulated other comprehensive income	-	3,154	3,154
Total stockholders’ equity	125,901	3,154	129,055
Total liabilities and stockholders’ equity	465,261	58	465,319

     In the tables and information below, data for the fiscal year 2007 and 2006 relates to the Company and data for the fiscal year 2005 relates to Intermediate Holdings and AAC.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     The following table sets forth the funded status of each plan:

	August 25, 2007		August 26, 2006
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement
Change in benefit obligation:
Obligation beginning of the year	$13,871	$2,392	$16,363	$4,326
Service cost	81	-	98	-
Interest cost	899	108	844	139
Actuarial loss (gain)	496	51	(2,785)	(583)
Benefit payments	(696)	(263)	(649)	(423)
Amendment	-		-	(1,067)
Obligation, end of year	$14,651	$2,288	$13,871	$2,392
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$12,089	$-	$11,121	$-
Actual return of plan assets	2,136	-	1,051	-
Employer contributions	969	263	566	423
Benefit payments	(696)	(263)	(649)	(423)
Fair value of plan assets, end of year	$14,498	$-	$12,089	$-
Funded status:
Unfunded accumulated benefit obligation in excess of plan assets	$(153)	$(2,288)	$(1,781)	$(2,392)
Unrecognized net loss (gain)	n/a	n/a	(1,377)	(2,662)
Unrecognized prior service cost	n/a	n/a	-	(1,005)
Contributions from measurement date to period end	211	-	182	-
Accumulated postretirement benefit cost, current and long-term	$58	$(2,288)	$(2,976)	$(6,059)

     The net periodic postretirement benefit cost includes the following components:

	Fiscal Year Ended
	August 25, 2007		August 26, 2006		August 27, 2005
	Taylor	CBI	Taylor	CBI	Taylor	CBI
	pension	post-retirement	pension	post-retirement	pension	post-retirement
Service costs, benefits attributed to Service during the period	$81	$-	$98	$-	$78	$-
Interest cost	899	108	844	139	835	152
Expected return on assets	(987)	-	(892)	-	(833)	-
Amortization of unrecognized net loss (gain)	-	(352)	-	(316)	-	(284)
Amortization of unrecognized net prior service costs	-	(149)	-	(62)	-	-
	$(7)	$(393)	$50	$(239)	$80	$(132)

     Following is information for the CBI Plan, which has an accumulated benefit obligation in excess of plan assets:

	August 25, 2007	August 26, 2006
Projected benefit obligation	2,288	2,392
Accumulated benefit obligation	2,288	2,392
Fair value of plan assets	-	-

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

      Amounts recognized in accumulated other comprehensive income consist of:

	August 25, 2007		August 26, 2006
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement
Net gain	$(2,028)	$(2,259)	n/a	n/a
Prior service cost	-	(856)	n/a	n/a
	$(2,028)	$(3,115)

     The estimated net gain for the TPC Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $36.  The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other income into net periodic postretirement benefit cost over the next fiscal year are $10 and $149, respectively.

     In May 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”) as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and recorded a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services and a reduction of $537 in the accumulated postretirement benefit obligation.

     The significant assumptions used in the measurement of the benefit obligation were as follows:

	August 25, 2007	August 26, 2006
CBI Plan-
Weighted average discount rate	5.00%	4.75%
Healthcare trend rate
Current year trend rate	9.00%	9.00%
Ultimate year trend rate	5.00%	5.50%
Year of ultimate trend rate	2011	2010

TPC Plan-
Weighted average discount rate	6.40%	6.65%
Long-term rate of return on assets	8.00%	8.00%
Annual salary increases	3.25%	3.25%

     As the CBI Plan is unfunded, no assumption is needed as to the long-term rate of return on assets.

     The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed healthcare cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $111, or 5 percent and $130, or 5 percent, as of August 25, 2007 and August 26, 2006, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $6, or 6 percent and $8, or 6 percent, for the fiscal years ended 2007 and 2006, respectively.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

      The weighted-average asset allocations for TPC Plan as of the measurement date of 2007 and 2006, by asset category, are as follows:

Asset Category	2007	2006	Target
Equity securities	76.0%	73.0%	10.0-70.0%
Debt securities	18.0%	22.0%	10.0-50.0%
Other	6.0%	5.0%	0.0-20.0%
	100.0%	100.0%	100.0%

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

     Projections of future cash flows for the CBI Plan are as follows for each of the fiscal years ending:

2008	$270
2009	265
2010	257
2011	246
2012	232
2013-2017	932

     Projected contributions include $700 to the TPC Plan in 2008. The actual amount of contributions is dependent upon the actual return on plan assets. Future benefit payments for the TPC Plan, which reflect expected future service, as appropriate, are expected to be paid as follows for each of the fiscal years ending:

2008	$720
2009	771
2010	799
2011	812
2012	838
2013-2017	4,543

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

American Achievement Corporation 401(K) Plan

     The American Achievement Corporation 401(K) Plan (“Plan”) covers the Austin-based union employees and substantially all non-union employees of the Company. The Plan matches 50 percent of participants’ voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect for the Plan year ended December 31, 2006 was up to 4 percent for salaried and hourly employees, and there have been no changes in this discretionary percentage through August 2007. The Company made contributions of approximately $659, $757 and $720 for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Cash Incentive Plan

     Certain members of senior management of the Company and specified members of the Board of Directors are eligible to participate in the American Achievement Corporation Executive Cash Incentive Plan (the “CIP”).  Payment from the CIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control of the company.  The CIP is intended to reward an ownership mentality in its members.  Participants in the CIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are typically granted by the Compensation Committee to key employees on hire.  Units may also be granted on a discretionary basis to recognize exceptional performance.  The maximum number of units available to all plan participants is 150,000.  Units may either be awarded to the employee as Liquidity Event Units, which vest automatically upon occurrence of a qualified liquidity event or as Time-Based Units, which are vested over time.  Participants become vested in the Time-Based Units ratably over a 5-year period with one-fifth vesting on each subsequent anniversary of the unit grant date.  The vesting of all or any portion of the participants’ units may be accelerated, at any time in the sole discretion of the Board of Directors.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive from 5% to 15% (based on the net proceeds) of the net proceeds available to the CIP.  The net proceeds available to the CIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized.  As the payment under the CIP is contingent on occurrence of liquidity event which is not assessed to be probable as of the date of the financial statements, and the amount payable under the plan is contingent on proceeds to be received upon the liquidity event, which amount is not reasonably estimable as of the date of the financial statements, no expense has been recognized for units granted under the plan as of August 25, 2007.  Any expense that could result under the CIP would be recorded at the time of a qualified liquidity event.  At August 25, 2007 there were 109,483 units outstanding under the CIP.

     Certain members of senior management of the Company are also eligible to participate in the American Achievement Corporation Supplemental Incentive Plan (the “SIP”).  Payment from the SIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control of the company.  The SIP was designed to provide a one-time incentive award to key senior management employees.  Participants in the SIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are granted on a discretionary basis to recognize exceptional performance.  The maximum number of units available to all plan participants is 1,000. Units will vest automatically upon occurrence of a qualified liquidity event during the term of the participant’s employment with the Company.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive a portion of the net proceeds available to the SIP.  The net proceeds available to the SIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized and payments pursuant to the CIP have been made. At August 25, 2007 there were 428 units outstanding under the SIP.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

13. Income Taxes

     The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return. The provision (benefit) for income taxes reflected in the consolidated statements of operations consists of the following:

	Fiscal Year Ended
	August 25, 2007	August 26, 2006	August 27, 2005
Parent Holdings
Federal—
Current	$355	$325	$40
Deferred	(15,691)	1,301	1,319
State—
Current	1,712	441	177
Deferred	(1,803)	149	202
	$(15,427)	$2,216	$1,738

	Fiscal Year Ended
	August 25, 2007	August 26, 2006	August 27, 2005
Intermediate Holdings
Federal—
Current	$346	$331	$40
Deferred	(8,319)	2,883	1,319
State—
Current	1,682	441	177
Deferred	(942)	330	202
	$(7,233)	$3,985	$1,738

	Fiscal Year Ended
	August 25, 2007	August 26, 2006	August 27, 2005
AAC
Federal—
Current	$343	$340	$48
Deferred	(4,627)	6,395	3,903
State—
Current	1,672	441	177
Deferred	(510)	731	489
	$(3,122)	$7,907	$4,617

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

The provision (benefit) for income taxes differs from the amount that would be computed if the income (loss) before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	Fiscal Year Ended
	August 25, 2007	August 26, 2006	August 28, 2005
Parent Holdings
Computed tax provision (benefit) at statutory rate	$(16,792)	$1,117	$1,113
State taxes, net of federal benefit	(691)	590	219
Non-deductible interest on high yield debt	1,845	448	219
Other	211	61	187
Total income tax provision (benefit)	$(15,427)	$2,216	$1,738

	Fiscal Year Ended
	August 25, 2007	August 26, 2006	August 28, 2005
Intermediate Holdings
Computed tax provision (benefit) at statutory rate	$(7,779)	$2,897	$1,113
State taxes, net of federal benefit	152	770	219
Non-deductible interest on high yield debt	278	251	219
Other	116	67	187
Total income tax provision (benefit)	$(7,233)	$3,985	$1,738

	Fiscal Year Ended
	August 25, 2007	August 26, 2006	August 27, 2005
AAC
Computed tax provision (benefit) at statutory rate	$(3,768)	$6,732	$3,910
State taxes, net of federal benefit	577	1,172	619
Other	69	3	88
Total income tax provision (benefit)	$(3,122)	$7,907	$4,617

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Deferred tax assets and liabilities consist of the following:

	August 25, 2007	August 26, 2006
Parent Holdings
Deferred tax assets
Allowances and reserves	$2,501	$1,956
Net operating loss carryforwards	29,314	35,740
Deferred revenue (net of commissions expense)	1,744	1,023
Accrued interest	20,706	8,176
Accrued liabilities and other	2,746	3,958
Prepaids and other	2,802	3,958
Total deferred tax assets	$59,813	$54,811
Deferred tax liabilities
Depreciation	8,903	10,640
Amortization of intangibles	55,570	59,795
Prepaids and other	1,345	596
Total deferred tax liabilities	65,818	71,031
Net deferred tax liabilities	$(6,005)	$(16,220)

Current deferred tax assets	$3,731	$5,582
Long-term deferred tax liabilities	(9,736)	(25,760)
Net deferred tax liabilities	$(6,005)	$(20,178)

	August 25, 2007	August 26, 2006
Intermediate Holdings
Deferred tax assets
Allowances and reserves	$2,501	$1,956
Net operating loss carryforwards	29,501	35,619
Deferred revenue (net of commissions expense)	1,744	1,023
Accrued interest	10,726	6,528
Accrued liabilities and other	2,746	3,964
Prepaids and other	2,793	3,964
Total deferred tax assets	$50,011	$53,054
Deferred tax liabilities
Depreciation	8,903	10,640
Amortization of intangibles	55,763	59,795
Prepaids and other	1,345	596
Total deferred tax liabilities	66,011	71,031
Net deferred tax liabilities	$(16,000)	$(17,977)

Current deferred tax assets	$3,731	$5,582
Long-term deferred tax liabilities	(19,731)	(27,523)
Net deferred tax liabilities	$(16,000)	$(21,941)

	August 25, 2007	August 26, 2006
AAC
Deferred tax assets
Allowances and reserves	$2,501	$1,956
Net operating loss carryforwards	29,561	35,445
Deferred revenue (net of commissions expense)	1,744	1,023
Accrued liabilities and other	2,746	3,973
Prepaids and other	2,790	3,973
Total deferred tax assets	$39,342	$46,370
Deferred tax liabilities
Depreciation	8,903	10,640
Amortization of intangibles	56,002	59,886
Prepaids and other	1,345	596
Total deferred tax liabilities	66,250	71,122
Net deferred tax liabilities	$(26,908)	$(24,752)

Current deferred tax assets	$3,731	$5,582
Long-term deferred tax liabilities	(30,639)	(34,307)
Net deferred tax liabilities	$(26,908)	$(28,725)

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $75 million as of August 25, 2007. Utilization of the net operating loss carryforwards is contingent on the Company’s ability to generate income in the future and may be subject to an annual limitation due to the “change in ownership” provisions of the IRC, as amended. The net operating loss carryforwards will expire in various years through 2024 if not previously utilized. The annual limitation may result in the expiration of the net operating losses before utilization.

14. Stockholders’ Equity

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

15. Related-Party Transactions

     On March 25, 2004 upon consummation of the Merger, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid by the Company under the management agreement totaled $3,665, $3,333 and $3,000 for the years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

     As of August 25, 2007 and August 26, 2006, respectively, the Company had net prepaid management fees of approximately $250 and $160, respectively.

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

16. Business Segments

     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in five reporting segments; class rings, yearbooks, graduation products, achievement publications and other.

     The Company’s operating segments, on campus class rings and retail class rings, have been aggregated into one reporting segment, class rings, in accordance with paragraph 26.a. of SFAS 131. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

During the fourth quarter of fiscal 2007, the Company began evaluating strategic options for the achievement publications segment due to a financial downturn in this segment. At August 25, 2007, it was management’s expectation that the achievement publications segment will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  The Company recorded a charge of $22.8 million in fiscal 2007 to adjust the carrying value of the assets in this reporting segment (see Note 7).  Subsequent to the end of fiscal 2007, the Company made a decision to shut down the achievement publications segment (see Note 17).

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 25, 2007
Net sales	$120,949	$115,207	$44,428	$5,148	$30,004	$315,736
Depreciation and amortization	10,176	10,000	1,640	1,348	1,836	$25,000
Segment operating income (loss)	7,758	25,152	6,420	(29,062)	1,021	$11,289
Capital expenditures	3,269	5,160	1,107	435	623	$10,594
Non-cash charges:
Impairment	4,917	-	-	22,751	345	$28,013
Loss on operating lease agreement	-	961	-	-	-	$961
As of August 25, 2007
Goodwill	$67,092	$65,241	$23,781	$2,193	$14,970	$173,277
Segment assets	203,164	167,862	57,643	8,746	38,651	$476,066

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 26, 2006
Net sales	$119,451	$114,883	$43,940	$20,974	$21,662	$320,910
Depreciation and amortization	8,614	9,904	2,917	2,086	1,574	$25,095
Segment operating income	13,469	23,812	3,324	1,571	347	$42,523
Capital expenditures	3,713	6,072	1,257	758	711	$12,511
As of August 26, 2006
Goodwill	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565
Segment assets	204,763	173,145	66,828	32,510	34,030	$511,276

	Parent Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$119,658	$112,432	$40,018	$20,110	$21,570	$313,788
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income (loss)	10,362	16,613	3,192	4,871	(217)	$34,821
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026
Segment assets	202,133	174,787	64,714	37,687	33,615	$512,936

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 25, 2007
Net sales	$120,949	$115,207	$44,428	$5,148	$30,004	$315,736
Depreciation and amortization	10,176	10,000	1,640	1,348	1,836	$25,000
Segment operating income (loss)	7,758	25,152	6,420	(29,062)	1,021	$11,289
Capital expenditures	3,269	5,160	1,107	435	623	$10,594
Non-cash charges:
Impairment	4,917	-	-	22,751	345	$28,013
Loss on operating lease agreement	-	961	-	-	-	$961
As of August 25, 2007
Goodwill	$67,092	$65,241	$23,781	$2,193	$14,970	$173,277
Segment assets	200,067	165,049	56,641	8,242	38,130	$468,129

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 26, 2006
Net sales	$119,451	$114,883	$43,940	$20,974	$21,662	$320,910
Depreciation and amortization	8,614	9,904	2,917	2,086	1,574	$25,095
Segment operating income	13,469	23,812	3,324	1,571	347	$42,523
Capital expenditures	3,713	6,072	1,257	758	711	$12,511
As of August 26, 2006
Goodwill	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565
Segment assets	201,056	169,776	65,628	31,906	33,407	$501,773

	Intermediate Holdings
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$119,658	$112,432	$40,018	$20,110	$21,570	$313,788
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income (loss)	10,362	16,613	3,192	4,871	(217)	$34,821
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026
Segment assets	202,133	174,787	64,714	37,687	33,615	$512,936

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 25, 2007
Net sales	$120,949	$115,207	$44,428	$5,148	$30,004	$315,736
Depreciation and amortization	10,176	10,000	1,640	1,348	1,836	$25,000
Segment operating income (loss)	7,758	25,152	6,420	(29,062)	1,021	$11,289
Capital expenditures	3,269	5,160	1,107	435	623	$10,594
Non-cash charges:
Impairment	4,917	-	-	22,751	345	$28,013
Loss on operating lease agreement	-	961	-	-	-	$961
As of August 25, 2007
Goodwill	$67,092	$65,241	$23,781	$2,193	$14,970	$173,277
Segment assets	198,971	164,052	56,286	8,064	37,946	$465,319

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 26, 2006
Net sales	$119,451	$114,883	$43,940	$20,974	$21,662	$320,910
Depreciation and amortization	8,614	9,904	2,917	2,086	1,574	$25,095
Segment operating income	13,469	23,812	3,324	1,571	347	$42,523
Capital expenditures	3,713	6,072	1,257	758	711	$12,511
As of August 26, 2006
Goodwill	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565
Segment assets	199,795	168,631	65,220	31,700	33,196	$498,542

	AAC
	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total
Year Ended August 27, 2005
Net sales	$119,658	$112,432	$40,018	$20,110	$21,570	$313,788
Depreciation and amortization	8,695	10,269	2,814	1,977	1,526	$25,281
Segment operating income (loss)	10,362	16,613	3,192	4,871	(217)	$34,821
Capital expenditures	3,273	7,585	1,060	198	679	$12,795
As of August 27, 2005
Goodwill	$71,792	$65,241	$23,242	$11,693	$12,058	$184,026
Segment assets	200,813	173,587	64,287	37,472	33,393	$509,552

      AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

17. Subsequent Events

     On October 26, 2007, the Company announced a planned shutdown of the achievement publication business. The Company anticipates that substantially all activities in connection with the proposed shutdown will be completed on or about November 30, 2007.  Total cash costs expected to be incurred in connection with the shutdown are estimated to be approximately $0.5-$1.0 million pre-tax.  These costs primarily include contract termination costs, committed scholarships and employee severance costs.  The Company is expected to take an additional non-cash charge, related to the write–off of remaining tangible and intangible assets, in connection with the shutdown of approximately $5.0-$6.0 million pre-tax.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     As of the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the year. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     Additionally, our Chief Executive Officer and Chief Financial Officer determined, as of the date of this report, that during our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Director, Executive Officers of the Registrants  and Corporate Governance

The following table sets forth information about our boards of directors and executive officers as of August 25, 2007 ( unless stated otherwise, all officers and directors hold their respective position in Parent Holdings, Intermediate Holdings, AAC Holding Corp. and AAC):

Name	Age	Position
Donald J. Percenti	51	President, Chief Executive Officer and Director
Kris G. Radhakrishnan	46	Chief Financial Officer and Treasurer
Sherice P. Bench	48	Executive Vice President and Secretary
Theresa Ann Broome	55	Vice President of Human Resources, AAC
Matthew Gase	48	General Manager—CBI
Norman C. Smith	58	Vice President of Information Technology—AAC
Peter Lamm	56	Director
Mac LaFollette	43	Director
W. Gregg Smart	47	Director
Jean Ann McKenzie	48	Director
Myles Kleeger	32	Director
Alan J. Bowers	52	Director

 Donald J. Percenti became President and Chief Executive Officer and a member of the board of directors of AAC in September 2005. Prior to becoming President and Chief Executive Officer, Mr. Percenti served as Senior Vice President—On Campus and General Manager—Printing since 1996. From 1991 to 1996, he was Vice President—Sales and Marketing of L.G. Balfour Company, the prior owner of Balfour. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities. Mr. Percenti is a member of the Company’s boards of directors.

Kris G. Radhakrishnan became Chief Financial Officer and Treasurer in April 2007. From September 2004 to March 2006 Mr. Radhakrishnan served as the Vice President and Chief Financial Officer of Resolution Specialty Materials, a global specialty chemical company. From July 2002 to September 2004, Mr. Radhakrishnan served as the Vice President and Controller of Celanese Chemicals and from August 2001 to July 2002, he served as Director of Finance at Celanese Chemicals. Mr. Radhakrishnan received an M.B.A. from Northern Illinois University and a Bachelor of Commerce (accounting) from University of Madras, India.

Sherice P. Bench became Executive Vice President in April 2007 and has been our Secretary since July 2000.  Prior to becoming our Executive Vice President, Ms. Bench was our Chief Financial Officer and Treasurer from July 2000 to April 2007. From 1996 to July 2000, Ms. Bench was our Vice President and Controller. From 1989 to 1996, Ms. Bench was Vice President Finance and Controller for CJC Holdings Inc., the prior owner of ArtCarved. Prior to that time, Ms. Bench was employed as an audit manager with Arthur Andersen LLP. Ms. Bench is a Certified Public Accountant and she received a B.B.A. in Accounting from Texas Tech University.

Theresa Ann Broome has been Vice President—Human Resources since April, 2006.  Prior to that she led her own Human Resources consulting practice and served as Group Vice President—Human Resources and Director—Compensation and Benefits, for Coca Cola Enterprises.  She also held several executive operational and human resources roles in the U. S. Postal Service, including General Manager for operations in the state of Mississippi.  She holds an M.B.A from Louisiana State University, a B.S. from the University of Southern Mississippi and has completed Executive Masters Programs at the University of Virginia and Duke University.

Matthew Gase has been General Manager—CBI since February 2006. From 1997 to 2006, Mr. Gase served in numerous senior executive capacities at ConAgra Foods, Inc., where he was most recently Vice President—International Strategic Development. From 1982 to 1997, Mr. Gase held a variety of general management roles at Nestle Purina Company. Mr. Gase received an M.B.A. from Loyola Marymount University and a Bachelor of General Studies from the University of Michigan.

Norman C. Smith has been Vice President of Information Technology since 1999. Throughout his 37 year career, Mr. Smith has held IT positions at various manufacturing and distribution companies. Prior to joining AAC, Mr. Smith served as IT Director from 1980 to 1999 for Reliant Building Products, Croft Metals and Siemens Energy & Automation. Mr. Smith attended Louisiana State University and Midwestern State University, where he majored in Business. In August 2007, we provided a one-year notice to Mr. Smith that we do not intend to renew his employment contract upon its termination in August 2008.

Peter Lamm joined AAC’s board of directors in March 2004 and has served as a director of Intermediate Holdings and Parent Holdings since their inception. He is currently a member of the AAC Compensation Committee. Mr. Lamm is the Chairman and Chief Executive Officer of Fenway Partners. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation (“BCC”) and a Managing Director of BCC. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America, Inc., a family business. Mr. Lamm received an M.B.A. from Columbia University School of Business and a B.A. in English Literature from Boston University.

Mac LaFollette joined AAC’s board of directors in March 2004 and has served as a director of Intermediate Holdings and Parent Holdings since their inception. He is currently a member of the Audit Committee and AAC Compensation Committee. Mr. LaFollette is a Managing Director of Fenway Partners. Prior to joining Fenway Partners in 2000, Mr. LaFollette was a Director in the Leveraged Finance group at Credit Suisse First Boston. At First Boston, he identified leveraged buyout transactions for financial sponsors and financed LBOs in the bank market and high yield markets. Prior to joining First Boston, he worked in the Latin America Investment Banking Group at UBS. Mr. LaFollette received an M.B.A. from Harvard Business School and a Bachelor of Arts from Harvard College.

W. Gregg Smart joined AAC’s board of directors in March 2004 and has served as a director of Intermediate Holdings and Parent Holdings since their inception. He is currently a member of the Audit Committee and AAC Compensation Committee. Mr. Smart is a Senior Managing Director and the Chief Operating Officer of Fenway Partners. Prior to joining Fenway Partners in July 1999, Mr. Smart spent 13 years at Merrill Lynch & Co. where he was most recently a Managing Director in the Financial Sponsors Group. Prior to joining Merrill Lynch & Co., Mr. Smart was with First Union National Bank. Mr. Smart received an M.B.A. from the Wharton School and a B.A. in Economics from Davidson College.

Jean Ann McKenzie joined AAC’s board of directors in May 2006. In August 2006, Ms. McKenzie joined Intermediate Holdings’ and Parent Holdings’ boards of directors. Ms. McKenzie most recently served as President and Chief Executive Officer of Gateway Learning Corporation (Hooked on Phonics) from 1999 through 2005. Prior to joining Gateway Learning Corporation, Ms. McKenzie spent nine years in various marketing and senior management roles at Mattel, Inc., culminating in the position of Executive Vice President and General Manager—Worldwide Barbie. Prior to joining Mattel, Inc., Ms. McKenzie was with Applause, Inc. and Hallmark Cards, Inc. Ms. McKenzie received a B.S. in Marketing from the University of Missouri.

Myles Kleeger joined AAC’s board of directors in June 2006. In August 2006, Mr. Kleeger joined Intermediate Holdings’ and Parent Holdings’ boards of directors. Mr. Kleeger is a Managing Director at the Kaplan Thaler Group (KTG) and heads the marketing unit, KTG Buzz. Before joining KTG, Mr. Kleeger most recently served as the Senior VP and General Manager of Alloy Marketing & Promotions (AMP Agency), a full-service marketing agency specializing in experiential and digital marketing solutions for clients targeting the youth market. Prior to becoming the General Manager of AMP, Mr. Kleeger served as VP of AMP Design, the web design and technology services division of the agency. Mr. Kleeger began his career at Alloy in a sales role and also held multiple sales and marketing positions at Parade Publications prior to joining Alloy in 1999. Mr. Kleeger received his undergraduate degree from Duke University and his M.B.A. in Finance from the NYU Stern School of Business.

Alan J. Bowers joined the Company’s boards of directors in August 2006. Mr. Bowers was also appointed to chair the Audit Committee of the Board of Directors. Mr. Bowers most recently served as President, Chief Executive Officer and Board Member of Cape Success, LLC, a consolidated group of service businesses, from 2001 through 2004. Mr. Bowers previously served as President, Chief Executive Officer and Board Member of Marketsource Corporation, a multi-divisional service firm, from 2000 through 2001 and MBL Life Assurance Corporation, successor to Mutual Benefit Life, from 1995 to 1999. Prior to joining MBL Life Assurance Corporation, Mr. Bowers was with Coopers & Lybrand, LLP, predecessor to PricewaterhouseCoopers, from 1978 to 1995. He became a partner in 1986, working in the Firm’s audit practice and ultimately becoming an area managing partner. Mr. Bowers received an M.B.A. in Finance and Economics from St. John’s University and a B.S. in Accounting from Montclair State University.

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

Code of Ethics

Parent Holdings, Intermediate Holdings and AAC collectively adopted a Code of Ethics & Business Conduct and an Anti-Fraud Policy, on September 5, 2007, which applies to all members of management, our executive officers and our board of directors.  These policies further extend and reinforce the ethical values of the Company communicated through our Code of Conduct distributed to all employees upon hire.

We plan to review our Code of Ethics & Business Conduct and our Anti-fraud Policy annually and amend it, as necessary, to be in compliance with the current laws.  We require senior management employees and employees with a significant role in internal control over financial reporting to confirm compliance with the Code and Policy on an annual basis.  Copies of the Code of Ethics & Business Conduct and Anti-Fraud Policy are available to any person, upon request and free of charge.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Philosophy

Our compensation programs recognize our employees are responsible for our Company’s growth, achievements and success.  We seek to attract and retain business leaders that, knowing that we are marking the most significant milestones in the lives of our customer, have an unwavering commitment to the high quality of the products we make and the services we provide, while fostering innovation in the market place.  Our programs support our drive for excellence in all that we say and do by setting high performance standards with supporting accountability and responsibility.  We have a philosophy that values teamwork and the results achieved by working together, communicating effectively and supporting common goals.

It is our policy to provide rates of pay which are competitive with the average rates paid elsewhere in the area for similar work and which reflect fairly the difference between jobs in the Company.  Individual performance is evaluated annually and considered in compensation decisions.  We recognize individual ability and performance as the soundest and most equitable basis for individual salary adjustments and promotion within the Company.  In addition, annual results-based incentives are rewarded to executives for maximizing EBITDA and revenue obtainment.  Our compensation program recognizes individual performance must go hand-in-hand with the achievement of Company goals in order to create a meaningful structure to maximize results and add value to the Company.

Role of the Compensation Committee

Our Compensation Committee consists of Peter Lamm, W. Gregg Smart and Mac LaFollette.  The Compensation Committee generally meets annually to formally approve annual incentive plans for the next year.  In addition, more frequent meetings may be held periodically as necessary to timely address the strategic direction of the compensation program.  Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally during the first quarter of each fiscal year.

The Compensation Committee reviews and considers annual increases, bonus opportunities and cash incentive awards for key executives.  As part of this review, the history of all the elements of each executive’s total compensation are evaluated, including and not limited to a comparison of the compensation of other similarly situated executive officers based on general knowledge of market pay, an assessment of personal achievement and business performance. Typically, our Chief Executive Officer, currently Mr. Percenti, makes compensation recommendations to the Compensation Committee with respect to the executive officers who report to him, including the Chief Financial Officer.  Mr. Percenti bases his recommendations on the impact of the position, skill level and experience of the individual.  Such executive officers are not present at the time of these deliberations. The Compensation Committee has the authority to accept or adjust any such recommendations. The Chairman of the Compensation Committee then makes compensation recommendations to the Compensation Committee with respect to the Chief Executive Officer and the Chief Financial Officer. Neither Mr. Percenti nor Mr. Radhakrishnan is present at the meeting when their compensation is discussed by the committee.  The Compensation Committee currently does not utilize an outside consultant.

Market Benchmarking and Positioning

We do not perform formal benchmarking to determine total compensation or any material element of compensation for our executives.

Overview of Elements of Executive Compensation

Elements of compensation for our executives include: base salary, annual bonus, cash incentive awards and other benefits.  We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance.  Listed below is a description of each element of compensation:

Base Salary
Base Salary is a necessary element of compensation in order to attract and retain key talent.  Base Salary is the fixed component of the executive compensation structure that recognizes the prevailing market rate of pay for level of responsibility and availability of key skills and experience required to drive superior performance.  Base Salary is also the basis for establishing the target payouts of the bonus programs described below.

Annual Bonus
The objective of the bonus plan is to motivate top operating management to maximize results each year.  In doing so, EBITDA and revenue generation is the fundamental objective of the Company and therefore, is the basic driver of a substantial portion of management bonus dollars available.  Individual performance of senior executives also plays a major role in driving the Company forward and merits a significant bonus opportunity.  In any given year, quantitative results alone may not adequately define how well an individual may have performed and thus, a discretionary component must be present.

The bonus plan goals are:
•	To provide a significant incentive for achieving EBITDA Objective;
•	To provide additional incentive to exceed EBITDA Objective;
•	To provide incentive to continue to maximize EBITDA achievement in the face of significant adverse events; and,
•	To blend individual performance initiative with EBITDA attainment.

Bonus opportunity for the executive officers is expressed as a percentage of qualifying base salary, with an established Basic Plan percentage for payout based on meeting certain targets or to reward individual extraordinary performance or contribution and enhanced Supplemental Plan if certain targets above the established EBITDA goal are met.  The components of the Basic Bonus Plan include EBITDA, Revenue, Performance Objectives and Discretion, as described below:

1)	EBITDA component is awarded based on performance against the approved EBITDA Objective for that fiscal year.
2)	Revenue component, if applicable, is awarded based on the net revenue achieved by the Company compared to the approved revenue objective for that fiscal year.
3)
Performance Objective component is determined by individual participant performance versus quantifiable objectives unique to the functional responsibility of the participant.  There are 3 to 5 objectives per participant.  Each objective is weighted to determine what portion, if any, of the base salary bonus is possible to be earned though this component.  Individual performance objectives recognize the achievement of specified targets or projects that move the Company forward, or contribute to exceeding the EBITDA goal.

4)
Discretionary component is based on the recommendation of the Chief Executive Officer to the Compensation Committee of the Board of Directors on each individual participant as to how well he/she performed and the extent to which the individual contributed to the Company’s result.  It is intended to recognize factors such as contributions above and beyond expectations, perseverance in the face of adverse conditions and to recognize windfalls where results exceeded expectations.

The chart below summarizes the Basic and Supplemental Plan formulas for the 2007 fiscal year for the following named executives.

Named Executive	Basic Plan	Supplemental Plan (performance over 100% of EBITDA Objective)
Kris G. Radhakrishnan, Chief Financial Officer	35% Company EBITDA 15% Performance Objective 10% Discretion 60% Total Basic Bonus	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Sherice P. Bench, Executive Vice President	35% Company EBITDA 15% Performance Objective 10% Discretion 60% Total Basic Bonus	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Matthew Gase, General Manager - CBI	15% Company EBITDA 15% Division EBITDA 10% Revenue Goal 10% Performance Objective 10% Discretion 60% Total Basic Bonus	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Theresa Ann Broome, Vice of President Human Resources, AAC	35% Company EBITDA 15% Performance Objective 10% Discretion 60% Total Basic Bonus	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans

The Board of Directors in its sole discretion determined targets or standards (e.g. EBITDA, sales) for bonus payment of the Chief Executive Officer.  For fiscal year 2007, the bonus payable to Mr. Percenti was determined as follows:

Named Executive	Bonus Plan	Supplemental Plan (performance over 100% of EBITDA Objective)
Donald J. Percenti, President and Chief Executive Officer	40% Company EBITDA 25% Budgeted Sales 10% Budgeted Debt Pay Down 75% Total Bonus	Not Applicable

               Cash Incentive Awards

Certain members of senior management of the Company and specified members of the Board of Directors are eligible to participate in the American Achievement Corporation Executive Cash Incentive Plan (the “CIP”).  Payment from the CIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control of the company.  The CIP is intended to reward an ownership mentality in its members.

Participants in the CIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are typically granted by the Compensation Committee to key employees on hire.  Units may also be granted on a discretionary basis to recognize exceptional performance.  The Compensation Committee determines the number of units to grant based on the estimated value of those units if a future benefit payment were to be awarded.  The number granted represents what would be determined equitable to reward that individual.  The Compensation Committee also considers suggestions from the Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources, if appropriate, regarding the number of units to be granted to a participant.  The maximum number of units available to all plan participants is 150,000.

Units may either be awarded to the employee as Liquidity Event Units, which vest automatically upon occurrence of a qualified liquidity event or as Time-Based Units, which are vested over time.  Participants become vested in the Time-Based Units ratably over a 5-year period with one-fifth vesting on each subsequent anniversary of the unit grant date.  The vesting of all or any portion of the participants’ units may be accelerated, at any time in the sole discretion of the Board of Directors.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive from 5% to 15% (based on the net proceeds) of the net proceeds available to the CIP.  The net proceeds available to the CIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized. At August 25, 2007 there were 109,483 units outstanding under the CIP.

Although no payment has been made from the CIP during the last three years, certain executive officers were awarded a one-time senior management bonus in fiscal 2005 that were based partly on the expected future value of the CIP benefit.  In the event of a qualified liquidity event, payments from the CIP will be reduced by the amount of the bonus.

Certain members of senior management of the Company are also eligible to participate in the American Achievement Corporation Supplemental Incentive Plan (the “SIP”).  Payment from the SIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control of the company.  The SIP was designed to provide a one-time incentive award to key senior management employees.

Participants in the SIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are granted on a discretionary basis to recognize exceptional performance.  The Compensation Committee determines the number of units to grant based on the estimated value of those units if a future benefit payment were to be awarded.  The number granted represents what would be determined equitable to reward that individual.  The Compensation Committee also considers suggestions from the Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources, if appropriate, regarding the number of units to be granted to a participant.  The maximum number of units available to all plan participants is 1,000.

Units will vest automatically upon occurrence of a qualified liquidity event during the term of the participant’s employment with the Company.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive a portion of the net proceeds available to the SIP.  The net proceeds available to the SIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized and payments pursuant to the CIP have been made. At August 25, 2007 there were 428 units outstanding under the SIP.

               Other Benefits

Our executive officers participate in the same group medical, life, disability insurance and employee benefit plans as our other salaried employees under the same terms and conditions.  We also offer participation in our defined contribution 401(k) plan with a company match on terms consistent with other eligible employees.  Mr. Percenti is provided with a car allowance.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the members of AAC’s Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above.  Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Summary Compensation Table

The following table provides information concerning all plan and non-plan compensation awarded to, earned by, or paid to our “named executive officers” for each of our last three completed fiscal years.  Named executive officers consist of individuals serving as our principal executive officer, our principal financial officer and three additional executive officers who were the most highly compensated for the year ended August 25, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Non- Equity Incentive Plan Compensation ($) (1)		All Other Compensation ($)		Total ($)

Donald J. Percenti	2007	396,154	-		40,000	(7)	9,000	(8)	445,154
President and Chief	2006	325,500	-		37,000		9,000	(8)	371,500
Executive Officer	2005	258,000	350,000	(6)	139,400		3,000	(8)	750,400

David G. Fiore (2)	2007	-	-		-		-		-
	2006	67,846	-		-		463,250	(9)	531,096
	2005	432,308	700,000	(6)	200,000		9,000		1,341,308

Kris G. Radhakrishnan(3)	2007	105,769	-		15,865		-		121,634
Chief Financial	2006	-	-		-		-		-
Officer	2005	-	-		-		-		-

Sherice P. Bench(3)	2007	246,271	-		12,360	(7)	-		258,631
Executive Vice President	2006	239,987	-		36,624		-		276,611
	2005	224,588	325,000	(6)	82,000		-		631,588

Matthew Gase(4)	2007	245,769	-		-		102,802	(10)	348,571
General Manager - CBI	2006	138,461	-		67,200		34,446	(10)	240,107
	2005	-	-		-		-		-

Theresa Ann Broome (5)	2007	173,769	-		26,265	(7)	79,210	(10)	279,244
Vice President – Human	2006	55,577	-		10,767		9,810	(10)	76,154
Resources, AAC	2005	-	-		-		-		-

(1) Amounts represent total earned under the annual bonus plan during the fiscal years presented. These amounts are generally paid during the second quarter of the following fiscal year.
(2) Mr. Fiore served as our President and Chief Executive Officer until September 2005, at which time Mr. Percenti became our President and Chief Executive Officer.
(3)     Mr. Radhakrishnan began employment as our Chief Financial Officer and Treasurer in April 2007 at which time Ms. Bench transitioned from Chief Financial Officer to Executive Vice President and Secretary.

(4) Mr. Gase began employment as General Manager – CBI in February 2006.
(5) Ms. Broome began employment as Vice President – Human Resources, AAC in April 2006.
(6)   One-time senior management bonuses paid in fiscal 2005 were based partly on the expected future value of the CIP benefit.  In the event of a qualified liquidity event, payments from the CIP will be reduced by the amount of the special bonus.

(7) Fiscal year 2007 compensation under the annual bonus plan will be paid in the form of CIP units as elected by the named executive officer.
(8) All Other Compensation for Mr. Percenti consists of a car allowance paid monthly.
(9) All Other Compensation for Mr. Fiore includes $450,000 in termination payments.
(10) All Other Compensation for Mr. Gase and Ms. Broome consists of relocation allowances.

Grants of Plan-based Awards Table

The following table provides information concerning each grant of an award made to our named executive officers during the last completed fiscal year:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)
		Threshold ($)	Target ($)	Maximum ($)

Donald J. Percenti	August 27, 2007	--	300,000	$ 300,000
	September 1, 2006				1,600	(3)
	November 15, 2006				913

Kris G. Radhakrishnan	August 27, 2007	--	63,462	79,327
	April 16, 2007				6,000	(4)

Sherice P. Bench	August 27, 2007	--	148,320	185,400
	November 15, 2006				308	(5)

Matthew Gase	August 27, 2007	--	150,000	187,500		(6)

Theresa Ann Broome	August 27, 2007	--	108,000	135,000
	September 21, 2006				2,000	(7)

(1) Amounts represent estimated possible payouts under the annual bonus plan.
(2)  Amounts represent units granted under the CIP.  As the payment under the CIP is contingent on occurrence of a liquidity event which is not assessed to be probable, and the amount payable under the plan is not reasonably estimable as of the date of the financial statements, no expense has been recognized for units granted under the plan.

(3)  CIP units granted on September 1, 2006 consist of 800 Liquidity Event Units and 800 Time-Based Units.  CIP units granted on November 15, 2006 consist of 913 Time-Based Units.  At  August 25, 2007, Mr. Percenti holds a total of 21,310 CIP units consisting of 9,960 Liquidity Event Units and 11,350 Time-Based Units.  Mr. Percenti also holds 203 units awarded under the SIP.

(4)  CIP units granted on April 16, 2007 consist of 3,000 Liquidity Event Units and 3,000 Time-Based Units.  At  August 25, 2007, Mr. Radhakrishnan holds a total of 6,000 CIP units consisting of 3,000 Liquidity Event Units and 3,000 Time-Based Units.

(5)  CIP units granted on November 15, 2006 consist of 308 Time-Based Units.  At  August 25, 2007, Ms. Bench holds a total of 13,875 CIP units consisting of 6,584 Liquidity Event Units and 7,291 Time-Based Units. Ms. Bench also holds 150 units awarded under the SIP.

(6) At August 25, 2007, Mr. Gase holds a total of 7,400 CIP units consisting of 3,500 Liquidity Event Units and 3,900 Time-Based Units.
(7)  CIP units granted on September 21, 2006 consist of 1,000 Liquidity Event Units and 1,000 Time-Based Units.  At  August 25, 2007, Ms. Broome holds a total of 2,000 CIP units consisting of 1,000 Liquidity Event Units and 1,000 Time-Based Units.

Employment Agreements

Donald J. Percenti. Mr. Percenti has an employment agreement with AAC, pursuant to which he serves as our Chief Executive Officer. The initial term of his employment agreement is for two years from August 10, 2005, and is automatically extended for additional one year terms on August 10th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice. In accordance with the employment agreement, Mr. Percenti is currently paid an annual salary of $400,000. Under his employment agreement, Mr. Percenti’s salary is subject to such changes as our board of directors may determine from time to time.

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

Mr. Percenti’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive bi-weekly payments equal to the average of his bi-weekly compensation in effect within the two years preceding the termination for a period of the greater of 18 months or the remaining term of his employment agreement. He will also be entitled to elect the continuation of health benefits at no cost to himself for up to 18 months. Other than payments under the CIP, Mr. Percenti’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”

Kris G. Radhakrishnan. Mr. Radhakrishnan entered into an employment agreement with CBI effective April 16, 2007, pursuant to which he serves as our Chief Financial Officer and Treasurer. The initial term of his employment agreement is for one year from April 16, 2007, and is automatically extended for additional one year terms on April 16th of each succeeding year thereafter unless earlier terminated by us upon not less than two months’ prior notice. In accordance with the employment agreement, Mr. Radhakrishnan is currently paid an annual salary of $275,000. Under his employment agreement, Mr. Radhakrishnan’s salary is subject to such changes as our board of directors may determine from time to time.

Mr. Radhakrishnan’s employment agreement provides that he participates in our employee benefit plans (including incentive bonus plans and incentive stock plans) as we maintain and as may be established for our employees from time to time on the same basis as other executive employees are entitled to participate.

Mr. Radhakrishnan’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive 26 bi-weekly payments equal to the average of his bi-weekly compensation in effect within the two years preceding the termination. He will also be entitled to elect the continuation of health benefits at no cost to himself for a period of up to 12 months. Other than payments under the CIP, Mr. Radhakrishnan’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”

Sherice P. Bench. Ms. Bench has an amended employment agreement with CBI effective as of December 16, 1996, pursuant to which she serves as our Executive Vice President. The initial term of her employment agreement was for two years, and is automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days’ prior notice. In accordance with the employment agreement, Ms. Bench is currently paid an annual salary of $247,200 and she is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Ms. Bench’s amended employment agreement provides that in the event her employment is terminated without “substantial cause” (as defined in her employment agreement), she will be entitled to receive 39 bi-weekly severance payments equal to the average of her bi-weekly compensation in effect within the two years preceding her termination. She will also be entitled to elect the continuation of health benefits at no cost to herself for a period of up to 18 months. Other than payments under the CIP, Ms. Bench’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”

Matthew Gase. Mr. Gase has an employment agreement with CBI, effective February 1, 2006, pursuant to which he serves as the General Manager of CBI. The term of his employment agreement is for one year, with automatic renewals for successive one-year terms unless otherwise terminated upon two months’ notice. In accordance with the employment agreement, Mr. Gase is currently paid an annual base salary of $250,000 and he is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Mr. Gase’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive 26 bi-weekly payments equal to the average of his bi-weekly base salary in effect within the two years preceding his termination.  He will also be entitled to elect the continuation of health benefits at no cost to himself for a period of up to 12 months. Other than payments under the CIP, Mr. Gase’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”

Theresa Ann Broome. Ms. Broome has an employment agreement with CBI, effective April 18, 2006, pursuant to which she serves as our Vice President Human Resources. The term of her employment agreement is for one year, with automatic renewals for successive one-year terms unless otherwise terminated upon two months’ notice. In accordance with the employment agreement, Ms. Broome is currently paid an annual base salary of $180,000 and she is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Ms. Broome’s employment agreement provides that in the event her employment is terminated without “cause” or for “good reason” (each as defined in her employment agreement), she will be entitled to receive 26 bi-weekly payments equal to the average of her bi-weekly base salary in effect within the two years preceding her termination. She will also be entitled to elect the continuation of health benefits at no cost to herself for a period of up to 12 months. Other than payments under the CIP, Ms. Broome’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”

Potential Payments upon Termination or Change in Control

The following table quantifies the estimated payments and benefits that would be provided to our named executive officers in each covered circumstance upon termination of employment or change in control.  The amounts payable were calculated assuming the named executive officers’ employment was terminated on August 25, 2007.

Name and Triggering Event	Salary (1)	Benefits (1)	Payment Under Cash Incentive Plan	Other	Total

Donald J. Percenti -
Termination without cause or for good reason (2)	$600,000	$24,270	--	--	$624,270
Change in Control	--	--	(3)

Kris G. Radhakrishnan -
Termination without cause or for good reason	$275,000	$16,180	--	--	$291,180
Change in Control	--	--	(3)

Sherice P. Bench -
Termination without cause or for good reason	$370,800	$24,270	--	--	$395,070
Change in Control	--	--	(3)

Matthew Gase -
Termination without cause or for good reason	$245,000	$16,180	--	--	$261,180
Change in Control	--	--	(3)

Theresa Ann Broome -
Termination without cause or for good reason	$180,000	$4,919	--	--	$184,919
Change in Control	--	--	(3)

(1) The executive officer is generally entitled to receive termination payments and health benefits conditioned upon signing a release agreement.
(2) Mr. Percenti must forgo all entitlement to termination payments or benefits if he elects not to be bound by the covenant not to compete in his employment agreement.
(3) Upon change of control of the Company, payment will be made under the CIP plan. The current or future value of the CIP units cannot be reasonably estimated.

Compensation of Directors

The members of our board of directors who are not employees or affiliated with the Company may receive compensation for their services as directors in an amount up to $50,000 annually, which is paid in quarterly installments.  In addition, our directors receive reimbursement of expenses incurred in connection with their participation on the board.

The following table provides information concerning compensation awarded to, earned by, or paid to our non-employee directors during the year ended August 25, 2007.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Peter Lamm (1)	--	--	-
Mac LaFollette (1)	--	--	-
W. Gregg Smart (1)	--	--	-
Jean Ann McKenzie (2)	50,000	8,481	58,481
Myles Kleeger	50,000	--	50,000
Alan J. Bowers	50,000	--	50,000

(1)     Messrs. Lamm, LaFollette and Smart are considered affiliates of the Company through their positions with Fenway Partners.  Therefore they do not receive compensation for their services as directors.

(2) Ms. McKenzie received $8,481 in compensation for consulting services performed during fiscal year 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides certain information as of the date of this report with respect to the beneficial ownership of the interests in Parent Holdings, by (i) each holder known by us who beneficially owns 5% or more of the outstanding equity interests of Parent Holdings, (ii) each of the members of our board of directors, (iii) each of our named executive officers and (iv) all of the members of our board of directors and our executive officers as a group. Unless otherwise indicated, the business address of each person is our corporate address.

		Percentage		Percentage
		Ownership		Ownership
		Interest in		Interest In
	Common	Common	Preferred	Preferred
	Stock	Stock	Stock	Stock
American Achievement Holdings LLC(1)	415,510	82%	—	—
c/o Fenway Partners, LLC.
152 West 57th Street
New York, NY 10019
Investors advised by J.P. Morgan Investment Management Inc.(2)	70,729	14%	—	—
c/o J.P.Morgan Investment Management Inc.
522 Fifth Avenue
New York, New York 10036
Carlyle Mezzanine Partners, L.P.	—	—	7,500	100%
1001 Pennsylvania Avenue
Washington, D.C. 20004-2505
Alan J. Bowers	—	—	—	—
Myles Kleeger	—	—	—	—
Mac LaFollette
Peter Lamm(3)	415,510	82%	—	—
Jean Ann McKenzie	—	—	—	—
W. Gregg Smart	—	—	—	—
All executive officers and directors as a group (13 persons) (4)	415,510	82%	—	—

(1)
All of the voting interests of American Achievement Holdings LLC are held by Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC, each of which are affiliates of Fenway Partners, LLC. Accordingly, such entities may be deemed to beneficially own the shares of common stock held by American Achievement LLC. Each of such entities disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.

(2)
The investors are J.P. Morgan U.S. Direct Corporate Finance Institutional Investors II LLC (“CFII I”), which holds 67,715 shares of common stock, J.P. Morgan U.S. Direct Corporate Finance Private Investors II LLC (“CFII P”), which holds 2,660 shares of common stock and 522 Fifth Ave Fund, L.P. (“522”), which holds 354 shares of common stock. J.P. Morgan Investment Management Inc., a registered investment advisor, controls the voting and disposition of these shares as the owner of the managing member of CFII I and CFII P and as investment advisor to 522.

(3)
Mr. Lamm is a founder of Fenway Partners, LLC. a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P. and is a managing member of each of FPIP, LLC and FPIP Trust, LLC. Accordingly, Mr. Lamm may be deemed to beneficially own the shares of common stock held by American Achievement Holdings LLC. Mr. Lamm disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

(4)	None of our named executive officers are currently beneficial owners of interests in Parent Holdings and are therefore not listed separately in this table.

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Management Agreement

     AAC Holding Corp. and AAC entered into a management agreement with Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund, II, L.P., pursuant to which Fenway Partners, LLC provides management and other advisory services. Pursuant to this agreement, Fenway Partners, LLC receives an aggregate annual management fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA. EBITDA is defined in the management agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, management fees and other one-time non-recurring charges. In addition, the management agreement provides that Fenway Partners, LLC will also receive customary fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Fenway Partners, LLC and its affiliates. Amounts paid under the management agreement totaled approximately $3.7 million and $3.3 million for the years ended August 25, 2007 and August 26, 2006, respectively.

Other Transactions

     On May 10, 2006, simultaneously with Jean Ann McKenzie’s appointment to AAC’s board of directors, we entered into a consulting agreement with Ms. McKenzie whereby, Ms. McKenzie will, from time to time, provide certain consulting services at our request.

Policies and Procedures for Review of Related-Person Transactions

     Minimal related party activity occurs year to year and all reportable items are well-known, including Fenway management fees and expenses, board of director expenses, a consulting agreement with a member of our board of directors, and a building lease at one of our subsidiaries.  Related party transactions are monitored by the Vice President of Legal Affairs.

Director Independence

     Although none of the Company’s securities are listed on any stock exchange, the Board of Directors is required to select and apply the independence standards of a stock exchange.  For the purposes of determining the independence of the Company’s directors and committee members, the Board of Directors selected the definition used by the NASDAQ Stock Market.  Under the NASDAQ listing standards, Jean Ann McKenzie, Alan J. Bowers and Myles Kleeger qualify as independent directors.

     The Board of Directors is also required to review its committees to determine if its members meet the NASDAQ Stock Market definitions of director independence for purposes of such committees.  For the audit committee, the Board of Directors concluded that two of the three members, Mac LaFollette and W. Gregg Smart, are not independent due to their association with Fenway Partners Capital Fund II, L.P.  The third audit committee member, Alan J. Bowers, is independent and qualifies as a financial expert as required by Rule 4350(d)(2)(A) of the NASDAQ listing standards.  Additionally, for the compensation committee, the Board of Directors concluded that all three of its members, Mac LaFollette, W. Gregg Smart and Peter Lamm, are not independent under the NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services

     The following table sets forth the aggregate fees billed to the Company for the fiscal years 2007 and 2006 by Deloitte & Touche LLP:

			% of Services
	Fiscal Year Ended		Fiscal Year Ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Audit fees	$636,000	$443,000	80%	38%
Audit-related fees	-	260,000	-%	22%
Tax fees	125,000	140,000	17%	12%
All other fees	22,000	322,000	3%	28%
Total fees	$783,000	$1,165,000	100%	100%

     The “Audit Fees” billed during the periods above were for professional services rendered for the audit of our financial statements. “Audit-Related Fees” were for services related to accounting consultation of the Parent Holdings debt offer for the year ended August 26, 2006. “Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” primarily relate to due diligence as a part of the Powers acquisition for the year ended August 25, 2007 and consultation on a potential acquisition and to the audit of pension and postretirement plans for the year ended August 25, 2007.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits and Financial Statement Schedules
The following documents are filed as part of this report;
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

4.2	Form of 14.75% Senior PIK Note due October 1, 2012 (incorporated by reference to Exhibit 4.2 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006).

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

10.10	Employment Agreement, dated as of April 16, 2007 by and between Commemorative Brands, Inc. and Kris G. Radhakrishnan.

10.11
Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended (incorporated by reference to Exhibit 10.12 of American Achievement Corporation’s Form S-4/A as filed on April 5, 2002)

10.12
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

10.14
Employment Agreement dated as of February 1, 2006 between Commemorative Brands, Inc. and Matthew Gase (incorporated by reference to Exhibit 10.1 to American Achievement Corporation’s Current Report on Form 8-K as filed on June 5, 2006).

10.15
Employment Agreement dated as of January 14, 2000 by and between Commemorative Brands, Inc. and Norman C. Smith (incorporated by reference to Exhibit 10.15 of American Achievement Corporation’s Annual Report on Form 10-K as filed on November 22, 2006).

10.16
First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Norman C. Smith, dated April 12, 2004 (incorporated by reference to Exhibit 10.16 of American Achievement Corporation’s Annual Report on Form 10-K as filed on November 22, 2006).

10.17
Second Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Norman C. Smith, dated May 12, 2004 (incorporated by reference to Exhibit 10.17 of American Achievement Corporation’s Annual Report on Form 10-K as filed on November 22, 2006).

10.18	Employment Agreement, dated as of April 18, 2006 by and between Commemorative Brands, Inc. and Ann Broome.

Exhibit
Number	Designation

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of American Achievement Group Holding Corp.

31.1	Certification by Donald J. Percenti pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Kris G. Radhakrishnan pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Donald J. Percenti pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kris G. Radhakrishnan pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP. (Registrant)
AAC GROUP HOLDING CORP. (Registrant)
AMERICAN ACHIEVEMENT CORPORATION (Registrant)
/s/ Donald J. Percenti	/s/ Kris G. Radhakrishnan
Donald J. Percenti	Kris G. Radhakrishnan
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 7th day of December, 2007.

Signatures	Title
/s/ Donald J. Percenti	President and Chief Executive Officer (Principal Executive Officer) and Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Donald J. Percenti

/s/ Kris G. Radhakrishnan	Chief Financial Officer and Treasurer of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Kris G. Radhakrishnan

/s/ Mac LaFollette	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Mac LaFollette

/s/ Peter Lamm	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Peter Lamm

/s/ W. Gregg Smart	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
W. Gregg Smart

/s/ Alan J. Bowers	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Alan J. Bowers

/s/ Jean Ann McKenzie	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Jean Ann McKenzie

/s/ Myles Kleeger	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Myles Kleeger