Form 10-Q
period 2007-11-24
American Achievement Group Holding Corp.; AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2008-01-24
CIK 1373768, 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 24, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBERS 333-137067, 333-121479, 333-84294

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-4833998
DELAWARE	20-1854833
DELAWARE	13-4126506
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

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

Number of shares outstanding of American Achievement Group Holding Corp. as of January 15, 2008: 505,460 shares of common stock.

Number of shares outstanding of AAC Group Holding Corp. as of January 15, 2008: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of January 15, 2008: 100 shares of common stock.

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

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 24, 2007
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Unaudited Condensed Consolidated Balance Sheets — As of November 24, 2007 and August 25, 2007	3
Unaudited Condensed Consolidated Statements of Operations — For the Three Months Ended November 24, 2007 and Three Months Ended November 25, 2006	6
Unaudited Condensed Consolidated Statements of Cash Flows — For the Three Months Ended November 24, 2007 and Three Months Ended November 25, 2006	9
Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 6. Exhibits	29
SIGNATURES	30
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
 (unaudited)

	Parent Holdings
	November 24, 2007	August 25, 2007
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$10,231	$1,454
Accounts receivable, net of allowance for doubtful accounts of $2,201 and $1,875, respectively	40,984	43,039
Inventories, net	28,535	31,158
Deferred tax asset	9,594	3,731
Prepaid expenses and other current assets, net	19,848	18,317
Total current assets	109,192	97,699

Property, plant and equipment, net	69,702	70,653
Goodwill	171,073	173,277
Other intangible assets, net	105,033	107,855
Other assets, net	22,958	26,582
Total assets	$477,958	$476,066
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Book overdraft	$558	$5,082
Accounts payable	9,541	10,590
Customer deposits	25,047	11,771
Accrued expenses	21,494	20,361
Deferred revenue	9,477	4,460
Accrued interest	2,239	5,550
Current portion of long-term debt	1,134	900
Total current liabilities	69,490	58,714

Long-term debt, net of current portion	547,721	537,680
Mandatory redeemable preferred stock	7,500	7,500
Deferred tax liabilities	8,221	9,736
Other long-term liabilities	7,399	6,619
Total liabilities	640,331	620,249

Commitments and contingencies

Stockholders’ deficit:
Common stock	5	5
Additional paid-in capital	(124,045)	(124,045)
Accumulated deficit	(41,414)	(23,297)
Accumulated other comprehensive income	3,081	3,154
Total stockholders’ deficit	(162,373)	(144,183)

Total liabilities and stockholders’ deficit	$477,958	$476,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
 (unaudited)

Intermediate Holdings
November 24, 2007		August 25, 2007
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$9,941	$1,168
Accounts receivable, net of allowance for doubtful accounts of $2,201 and $1,875, respectively	40,984	43,039
Inventories, net	28,535	31,158
Deferred tax asset	9,594	3,731
Prepaid expenses and other current assets, net	19,848	18,317
Total current assets	108,902	97,413

Property, plant and equipment, net	69,702	70,653
Goodwill	171,073	173,277
Other intangible assets, net	105,033	107,855
Other assets, net	15,686	18,931
Total assets	$470,396	$468,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$558	$5,082
Accounts payable	9,541	10,590
Customer deposits	25,047	11,771
Accrued expenses	21,432	20,299
Deferred revenue	9,477	4,460
Accrued interest	2,239	5,550
Current portion of long-term debt	1,134	900
Total current liabilities	69,428	58,652

Long-term debt, net of current portion	365,489	361,836
Deferred tax liabilities	18,179	19,731
Other long-term liabilities	3,117	3,034
Total liabilities	456,213	443,253

Commitments and contingencies

Stockholders’ equity:
Common stock	-	-
Additional paid-in capital	24,144	24,144
Accumulated deficit	(13,042)	(2,422)
Accumulated other comprehensive income	3,081	3,154
Total stockholders’ equity	14,183	24,876

Total liabilities and stockholders’ equity	$470,396	$468,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
 (unaudited)

AAC
November 24, 2007		August 25, 2007
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$9,386	$620
Accounts receivable, net of allowance for doubtful accounts of $2,201 and $1,875, respectively	40,984	43,039
Inventories, net	28,535	31,158
Deferred tax asset	9,594	3,731
Prepaid expenses and other current assets, net	19,848	18,317
Total current assets	108,347	96,865

Property, plant and equipment, net	69,702	70,653
Goodwill	171,073	173,277
Other intangible assets, net	105,033	107,855
Other assets, net	13,535	16,669
Total assets	$467,690	$465,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$558	$5,082
Accounts payable	9,541	10,590
Customer deposits	25,047	11,771
Accrued expenses	21,417	20,284
Deferred revenue	9,477	4,460
Accrued interest	2,239	5,550
Current portion of long-term debt	1,134	900
Total current liabilities	69,413	58,637

Long-term debt, net of current portion	244,673	243,982
Deferred tax liabilities	30,589	30,639
Other long-term liabilities	3,089	3,006
Total liabilities	347,764	336,264

Commitments and contingencies

Stockholders’ equity:
Common stock	-	-
Additional paid-in capital	109,046	109,046
Accumulated earnings	7,799	16,855
Accumulated other comprehensive income	3,081	3,154
Total stockholders’ equity	119,926	129,055

Total liabilities and stockholders’ equity	$467,690	$465,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Parent Holdings
	For the three months ended
	November 24, 2007	November 25, 2006
	(Dollars in thousands)
Net sales	$51,940	$52,048
Cost of sales	25,317	27,393
Gross profit	26,623	24,655
Selling, general and administrative expenses	29,346	27,640
Operating loss	(2,723)	(2,985)
Interest expense, net	15,631	14,624
Loss before income taxes	(18,354)	(17,609)
Benefit for income taxes	(4,555)	(6,380)
Loss from continuing operations	(13,799)	(11,229)
Discontinued operations:
Loss from discontinued segment	(7,090)	(708)
Benefit for income taxes	(2,772)	(279)
Loss from discontinued operations	(4,318)	(429)
Net loss	$(18,117)	$(11,658)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended
	November 24, 2007	November 25, 2006
	(Dollars in thousands)
Net sales	$51,940	$52,048
Cost of sales	25,317	27,393
Gross profit	26,623	24,655
Selling, general and administrative expenses	29,346	27,640
Operating loss	(2,723)	(2,985)
Interest expense, net	8,171	8,717
Loss before income taxes	(10,894)	(11,702)
Benefit for income taxes	(4,592)	(4,819)
Loss from continuing operations	(6,302)	(6,883)
Discontinued operations:
Loss from discontinued segment	(7,090)	(708)
Benefit for income taxes	(2,772)	(279)
Loss from discontinued operations	(4,318)	(429)
Net loss	$(10,620)	$(7,312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	AAC
	For the three months ended
	November 24, 2007	November 25, 2006
	(Dollars in thousands)
Net sales	$51,940	$52,048
Cost of sales	25,317	27,393
Gross profit	26,623	24,655
Selling, general and administrative expenses	29,346	27,640
Operating loss	(2,723)	(2,985)
Interest expense, net	5,105	5,921
Loss before income taxes	(7,828)	(8,906)
Benefit for income taxes	(3,090)	(3,509)
Loss from continuing operations	(4,738)	(5,397)
Discontinued operations:
Loss from discontinued segment	(7,090)	(708)
Benefit for income taxes	(2,772)	(279)
Loss from discontinued operations	(4,318)	(429)
Net loss	$(9,056)	$(5,826)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Parent Holdings
	For the three months ended
	November 24, 2007	November 25, 2006
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(18,117)	$(11,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gain on sales of property, plant and equipment	(21)	-
Depreciation and amortization	5,276	6,490
Deferred income taxes	(7,328)	(6,957)
Amortization of deferred financing fees	873	871
Accretion of interest on 10.25% senior discount notes	2,962	2,692
Accretion of Senior PIK Notes	6,388	4,904
Allowance for doubtful accounts	326	233
Changes in assets and liabilities:
Accounts receivable	1,729	914
Inventories, net	3,150	(449)
Prepaid expenses and other current assets, net	(2,652)	(6,131)
Other assets, net	1,666	565
Customer deposits	13,276	16,478
Deferred revenue	5,017	3,992
Accounts payable, accrued expenses, and other long-term liabilities	(2,647)	(5,496)
Net cash provided by operating activities	15,440	6,448
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,116)	(2,308)
Proceeds from sales of property, plant and equipment	52	-
Net cash used in investing activities	(3,064)	(2,308)
Cash flows from financing activities:
Payments on credit facility revolver	(12,950)	(18,050)
Proceeds from credit facility revolver	14,100	14,850
Payments on term loan	(225)	(272)
Deferred financing fees	-	(179)
Change in book overdraft	(4,524)	(1,606)
Net cash used in financing activities	(3,599)	(5,257)
Net increase (decrease) in cash and cash equivalents	8,777	(1,117)
Cash and cash equivalents, beginning of period	1,454	3,404
Cash and cash equivalents, end of period	$10,231	$2,287
Supplemental disclosure
Cash paid during the period for:
Interest	$8,099	$7,640
Income taxes	$465	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Intermediate Holdings
	For the three months ended
	November 24, 2007	November 25, 2006
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(10,620)	$(7,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gain on sales of property, plant and equipment	(21)	-
Depreciation and amortization	5,276	6,490
Deferred income taxes	(7,365)	(5,396)
Amortization of deferred financing fees	494	492
Accretion of interest on 10.25% senior discount notes	2,962	2,692
Allowance for doubtful accounts	326	233
Changes in assets and liabilities:
Accounts receivable	1,729	914
Inventories, net	3,150	(449)
Prepaid expenses and other current assets, net	(2,652)	(6,131)
Other assets, net	1,666	565
Customer deposits	13,276	16,478
Deferred revenue	5,017	3,992
Accounts payable, accrued expenses, and other long-term liabilities	(3,344)	(6,184)
Net cash provided by operating activities	15,436	6,384
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,116)	(2,308)
Proceeds from sales of property, plant and equipment	52	-
Net cash used in investing activities	(3,064)	(2,308)
Cash flows from financing activities:
Payments on credit facility revolver	(12,950)	(18,050)
Proceeds from credit facility revolver	14,100	14,850
Payments on term loan	(225)	(272)
Deferred financing fees	-	(16)
Change in book overdraft	(4,524)	(1,606)
Net cash used in financing activities	(3,599)	(5,094)
Net increase (decrease) in cash and cash equivalents	8,773	(1,018)
Cash and cash equivalents, beginning of period	1,168	2,904
Cash and cash equivalents, end of period	$9,941	$1,886
Supplemental disclosure
Cash paid during the period for:
Interest	$8,099	$7,640
Income taxes	$465	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the three months ended
	November 24, 2007	November 25, 2006
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(9,056)	$(5,826)
Adjustments to reconcile net income to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gain on sales of property, plant and equipment	(21)	-
Depreciation and amortization	5,276	6,490
Deferred income taxes	(5,863)	(4,086)
Amortization of deferred financing fees	383	381
Allowance for doubtful accounts	326	233
Changes in assets and liabilities:
Accounts receivable	1,729	914
Inventories, net	3,150	(449)
Prepaid expenses and other current assets, net	(2,652)	(6,131)
Other assets, net	1,666	565
Customer deposits	13,276	16,478
Deferred revenue	5,017	3,992
Accounts payable, accrued expenses, and other long-term liabilities	(3,344)	(6,184)
Net cash provided by operating activities	15,429	6,377
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,116)	(2,308)
Proceeds from sales of property, plant and equipment	52	-
Net cash used in investing activities	(3,064)	(2,308)
Cash flows from financing activities:
Payments on credit facility revolver	(12,950)	(18,050)
Proceeds from credit facility revolver	14,100	14,850
Payments on term loan	(225)	(272)
Deferred financing fees	-	(16)
Change in book overdraft	(4,524)	(1,606)
Net cash used in financing activities	(3,599)	(5,094)
Net increase (decrease) in cash and cash equivalents	8,766	(1,025)
Cash and cash equivalents, beginning of period	620	2,381
Cash and cash equivalents, end of period	$9,386	$1,356
Supplemental disclosure
Cash paid during the period for:
Interest	$8,099	$7,640
Income taxes	$465	$102

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

Description of Business

     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments; class rings, yearbooks, graduation products and other. The Company’s corporate office is located in Austin, Texas and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas; Louisville, Kentucky; Manhattan, Kansas; and Juarez, Mexico.

As described in Note 3, on October 26, 2007 the Company decided to shut down its achievement publications segment. This segment sold achievement publications in the specialty directory publishing industry nationwide.

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
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 24, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 25, 2007 included in the Company’s Report on Form 10-K (File No. 333-84294, 333-121479 and 333-137067) filed on December 7, 2007.

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

Reclassifications

     Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. Deferred financing costs in the amount of $16,028, $8,377, and $6,115 have been reclassified from other intangible assets, net to other assets, net as of August 25, 2007 for Parent Holdings, Intermediate Holdings, and AAC, respectively.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to betaken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain taxpositions. The accounting provisions of FIN 48 are effective for the Company beginning with its fiscal year 2008. As a result of the adoption of FIN 48 and as of November 24,2007, no material adjustments to the Company’s financial position and results of operations were required.

     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009. The Company has not yet evaluated the impact this standard will have on its financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal year 2007.  The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009. The Company has not yet evaluated the impact that the measurement date provisions of this standard will have on its financial position and results of operations.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 will be effective for the Company beginning with its fiscal year 2009.  The Company has not yet evaluated the impact of SFAS 159 on its financial position and results of operations.

2. Comprehensive Loss

     The following amounts were included in determining comprehensive loss for the three months ended November 24, 2007 and November 25, 2006.

	For the three months ended
	November 24, 2007	November 25, 2006
Parent Holdings
Net loss	$(18,117)	$(11,658)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(73)	-
Total comprehensive loss	$(18,190)	$(11,658)

	For the three months ended
	November 24, 2007	November 25, 2006
Intermediate Holdings
Net loss	$(10,620)	$(7,312)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(73)	-
Total comprehensive loss	$(10,693)	$(7,312)

	For the three months ended
	November 24, 2007	November 25, 2006
AAC
Net loss	$(9,056)	$(5,826)
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(73)	-
Total comprehensive loss	$(9,129)	$(5,826)

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)
3. Discontinued Operations

     On October 26, 2007, the Company announced a planned shutdown of the achievement publications segment. Operations of this segment have ceased and will be eliminated from the ongoing operations of the Company as a result of the shutdown. Substantially all activities in connection with the shutdown have been completed as of November 24, 2007, and the Company will not have any significant continuing involvement in this segment going forward.

     The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated income statements for all periods presented.  Prior to the shutdown, the achievement publications business was included as the Company’s achievement publications reporting segment.  Certain shared costs that were previously allocated to the achievement publications segment were reallocated to the remaining continuing segments. Net sales and loss from discontinued operations for the three months ended November 24, 2007 and November 25, 2006 are as follows:

	For the three months ended
	November 24, 2007	November 25, 2006
Discontinued operations:
Net sales	$1,758	$710

Operating loss	$(7,090)	$(708)
Benefit for income taxes	(2,772)	(279)
Loss from discontinued operations	$(4,318)	$(429)

     The Company recognized charges of $5.5 million during the three months ended November 24, 2007 primarily related to the write-off of the remaining carrying value of tangible and intangible assets upon shutdown of the achievement publications segment.  These charges are included in the loss from discontinued operations in the condensed consolidated statements of operations and in write-offs related to discontinued segment in the condensed consolidated statements of cash flows.

Also included in loss from discontinued operations are $0.7 million of costs incurred for contract termination and employee termination costs related to the shutdown.  The accruals related to these costs are summarized in the following table:

	Contract Termination Costs	Employee Termination Costs	Total

Balance, August 25, 2007	$-	$-	$-
Accrued costs	491	246	737
Payments made	(190)	(98)	(288)
Balance, November 24, 2007	$301	$148	$449

4. Inventories, Net

	November 24, 2007	August 25, 2007

Raw materials	$12,273	$19,357
Work in process	7,129	4,853
Finished goods	9,395	7,941
Less—Reserves	(262)	(993)
	$28,535	$31,158

The Company’s cost of sales includes depreciation and amortization of $2,042 and $2,751 for the three months ended November 24, 2007 and November 25, 2006, respectively.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

5. Goodwill and Other Intangible Assets

Goodwill

	November 24, 2007	August 25, 2007
Class Rings	$67,092	$67,092
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Achievement Publications	-	2,193
Other	14,959	14,970
Total	$171,073	$173,277

Other Intangible Assets

	At November 24, 2007
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$37,173	-	37,173
Patents	14 to 17 years	7,317	(1,627)	5,690
Customer lists and distribution contracts	3 to 12 years	97,140	(34,970)	62,170

Total		$141,630	$(36,597)	$105,033

	At August 25, 2007
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$37,433	$-	$37,433
Patents	14 to 17 years	7,317	(1,516)	5,801
Customer lists and distribution contracts	3 to 12 years	102,968	(38,347)	64,621

Total		$147,718	$(39,863)	$107,855

     Total amortization on other intangible assets was $2,562 and $2,480 for the three months ended November 24, 2007 and November 25, 2006, respectively, which is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $10,249 for the years 2008 through 2011 and $9,816 for the year 2012.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

6. Long-term Debt

	November 24, 2007	August 25, 2007
Parent Holdings
Senior PIK Notes due October 1, 2012 (including $32,232 and $25,844 PIK interest, respectively)	$182,232	$175,844
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $10,684 and $13,646, respectively)	120,816	117,854
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	8,955	7,805
Term loan due 2011	86,852	87,077
Total	548,855	538,580
Less current portion of long-term debt	(1,134)	(900)
Total long-term debt	$547,721	$537,680

	November 24, 2007	August 25, 2007
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $10,684 and $13,646, respectively)	$120,816	$117,854
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	8,955	7,805
Term loan due 2011	86,852	87,077
Total	366,623	362,736
Less current portion of long-term debt	(1,134)	(900)
Total long-term debt	$365,489	$361,836

	November 24, 2007	August 25, 2007
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2010	8,955	7,805
Term loan due 2011	86,852	87,077
Total	245,807	244,882
Less current portion of long-term debt	(1,134)	(900)
Total long-term debt	$244,673	$243,982

     During the three months ended November 24, 2007, the Company paid down $0.2 million of the term loan of the Amended Senior Credit Facility, which was a mandatory quarterly payment.

     Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of November 24, 2007 was approximately $29.2 million with $1.8 million in letters of credit outstanding.

     Interest income, included in the interest expense, net, for the three months ended November 24, 2007 was $123, $119 and $112 for Parent Holdings, Intermediate Holdings and AAC, respectively. Interest income, included in the interest expense, net, for the three months ended November 25, 2006 was $115, $109 and $102 for Parent Holdings, Intermediate Holdings and AAC, respectively.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

7. Commitments and Contingencies

Pending Litigation

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flows.

8. Income Taxes

 As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income.  To the extent we believe that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets.  Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have not recorded a valuation allowance as of November 24, 2007 or August 25, 2007.  In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance.

 In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain taxpositions. The accounting provisions of FIN 48 are effective for the Company beginning with its fiscal year 2008. As a result of the adoption of FIN 48 and as of November 24, 2007, no material adjustments to the Company’s financial position and results of operations were required.

9. Postretirement Pension and Medical Benefits

    CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor Publishing Company are covered under its defined benefit pension plan (“TPC Plan”). The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

     In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal year 2007.  The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009.

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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

     The net periodic postretirement benefit cost includes the following components:

	For the three months ended		For the three months ended
	November 24, 2007		November 25, 2006
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$22	$-	$20	$-
Interest cost	229	27	225	27
Expected return on assets	(292)	-	(247)	-
Amortization of unrecognized net gain	(9)	(77)	-	(88)
Amortization of unrecognized net prior service costs	-	(37)	-	(37)
Net periodic postretirement benefit income	$(50)	$(87)	$(2)	$(98)

     Amounts recognized in other comprehensive income consist of:
	November 24, 2007		November 25, 2006
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net gain	$(9)	$(77)	n/a	n/a
Prior service cost	-	(37)	n/a	n/a
	$(9)	$(114)

     The estimated net gain for the TPC Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $36.  The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other income into net periodic postretirement benefit cost over the next fiscal year are $310 and $149, respectively.

10. Related-Party Transactions

     On March 25, 2004, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid by the Company under the management agreement totaled $750 for the three months ended November 24, 2007 and the three months ended November 25, 2006.

     As of November 24, 2007 and August 25, 2007, the Company had prepaid management fees of approximately $135 and $250, respectively.

11. Business Segments

     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other.

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

     As discussed in Note 3, the achievement publications business was shut down during the three months ended November 24, 2007.  This business historically was included as an additional reporting segment.  As all of the results of operations of the achievement publications business are included in discontinued operations, they are not presented in the tables below.  Segment assets of the achievement publications segment were $508 and $7,610 as of November 24, 2007 and August 25, 2007, respectively. Certain shared assets and costs that were previously allocated to the achievement publications segment were reallocated to the remaining continuing segments.

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended November 24, 2007
Net sales	$32,661	$9,620	$3,464	$6,195	$51,940
Segment operating income (loss)	2,760	(3,307)	(1,740)	(436)	$(2,723)

Three Months Ended November 25, 2006
Net sales	$33,367	$10,561	$2,759	$5,361	$52,048
Segment operating income (loss)	3,774	(3,881)	(2,333)	(545)	$(2,985)

	Parent Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of November 24, 2007
Segment assets	$212,360	$165,691	$59,238	$40,161	$477,450

As of August 25, 2007
Segment assets	$203,637	$168,292	$57,796	$38,731	$468,456

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of November 24, 2007
Segment assets	$209,070	$162,978	$58,307	$39,533	$469,888

As of August 25, 2007
Segment assets	$200,330	$165,287	$56,726	$38,176	$460,519

	AAC
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of November 24, 2007
Segment assets	$207,892	$162,007	$57,974	$39,309	$467,182

As of August 25, 2007
Segment assets	$199,160	$164,223	$56,347	$37,979	$457,709

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and accompanying notes included elsewhere in this report. The condensed consolidated financial statements and the notes thereto have been prepared in accordance with U.S. Generally Accepted Accounting Principals. The following discussion includes forward looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward Looking Statements.”

General

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

     As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  The shutdown activities were substantially complete as of November 24, 2007.

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

     Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase a majority of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. The prices for these stone purchases are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case.

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

     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 46% of our fiscal year 2007 net sales in our third quarter. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are seasonal. The recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day. We have experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

     We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements.

  Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will increase by an average of 6% and 22% nationally, respectively, over the time period from 2003 to 2016. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 6% over the time period from 2007 to 2015. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.

Company Background

     Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of Educational Communications, Inc. (“ECI”), which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc. (“Powers”), which companies were immediately merged into and became an operating division of CBI. Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise and is located in Waco, Texas.

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

Significant Developments

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

Accordingly, management considered two options as of August 2007 related to the achievement publications business, which were to sell the business or to shut the business down if there was no definitive interest from any parties to buy the business.

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

The sale or shutdown options being pursued at fiscal 2007 year end constituted a triggering event requiring that the assets of our achievement publications segment be tested for recoverability in accordance with SFAS 144 and SFAS 142.  This analysis indicated that an impairment in goodwill, trademarks, and tangible assets existed as of August 25, 2007.  We recorded a charge in August 2007 of $22.8 million, of which $12.1 million reduced the carrying value of trademarks, $9.5 million reduced the carrying value of goodwill, and $1.2 million reduced the carrying value of fixed assets.  Additionally, as a consequence of the decision in October 2007 to shutdown the achievement publications business, in the first quarter of fiscal 2008, we recorded charges of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and incurred approximately $0.7 million related to contract termination and employee severance costs. These charges are included in loss from discontinued operations in the accompanying condensed consolidated statements of operations.

     The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated income statements for all periods presented.

Results of Operations

Three Months Ended November 24, 2007 Compared to Three Months Ended November 25, 2006

The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales (dollars in thousands):
	Parent Holdings
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	November 24, 2007	Sales	November 25, 2006	Sales
Net sales	$51,940	100.0%	$52,048	100.0%
Cost of sales	25,317	48.7%	27,393	52.6%
Gross profit	26,623	51.3%	24,655	47.4%
Selling, general & administrative expenses	29,346	56.5%	27,640	53.1%
Operating loss	(2,723)	(5.2)%	(2,985)	(5.7)%
Interest expense, net	15,631	30.1%	14,624	28.1%
Loss before income taxes	(18,354)	(35.3)%	(17,609)	(33.8)%
Benefit for income taxes	(4,555)	(8.7)%	(6,380)	(12.3)%
Loss from continuing operations	(13,799)	(26.6)%	(11,229)	(21.6)%
Discontinued operations:				-
Loss from discontinued segment	(7,090)	(13.7)%	(708)	(1.4)%
Benefit for income taxes	(2,772)	(5.4)%	(279)	(0.5)%
Loss from discontinued operations	(4,318)	(8.3)%	(429)	(0.8)%
Net loss	$(18,117)	(34.9)%	$(11,658)	(22.4)%

	Intermediate Holdings
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	November 24, 2007	Sales	November 25, 2006	Sales
Net sales	$51,940	100.0%	$52,048	100.0%
Cost of sales	25,317	48.7%	27,393	52.6%
Gross profit	26,623	51.3%	24,655	47.4%
Selling, general & administrative expenses	29,346	56.5%	27,640	53.1%
Operating loss	(2,723)	(5.2)%	(2,985)	(5.7)%
Interest expense, net	8,171	15.7%	8,717	16.7%
Loss before income taxes	(10,894)	(21.0)%	(11,702)	(22.5)%
Benefit for income taxes	(4,592)	(8.8)%	(4,819)	(9.3)%
Loss from continuing operations	(6,302)	(12.2)%	(6,883)	(13.2)%
Discontinued operations:		-		-
Loss from discontinued segment	(7,090)	(13.7)%	(708)	(1.4)%
Benefit for income taxes	(2,772)	(5.4)%	(279)	(0.5)%
Loss from discontinued operations	(4,318)	(8.3)%	(429)	(0.8)%
Net loss	$(10,620)	(20.5)%	$(7,312)	(14.0)%

	AAC
	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net
	November 24, 2007	Sales	November 25, 2006	Sales
Net sales	$51,940	100.0%	$52,048	100.0%
Cost of sales	25,317	48.7%	27,393	52.6%
Gross profit	26,623	51.3%	24,655	47.4%
Selling, general & administrative expenses	29,346	56.5%	27,640	53.1%
Operating loss	(2,723)	(5.2)%	(2,985)	(5.7)%
Interest expense, net	5,105	9.8%	5,921	11.4%
Loss before income taxes	(7,828)	(15.1)%	(8,906)	(17.1)%
Benefit for income taxes	(3,090)	(6.0)%	(3,509)	(6.7)%
Loss from continuing operations	(4,738)	(9.1)%	(5,397)	(10.4)%
Discontinued operations:		-		-
Loss from discontinued segment	(7,090)	(13.7)%	(708)	(1.4)%
Benefit for income taxes	(2,772)	(5.4)%	(279)	(0.5)%
Loss from discontinued operations	(4,318)	(8.3)%	(429)	(0.8)%
Net loss	$(9,056)	(17.4)%	$(5,826)	(11.2)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $0.1 million, or 0.2%, to $51.9 million for the three months ended November 24, 2007 from $52.0 million for the three months ended November 25, 2006. The following details the changes in net sales during such periods by business segment.

     Class Rings. Net sales decreased $0.7 million to $32.7 million for the three months ended November 24, 2007 from $33.4 million for the three months ended November 25, 2006. The decrease in net sales was primarily due to higher deferred revenue at November 24, 2007 than at the comparable period end in fiscal 2007 as not as many deliveries were completed in advance of the quarter end this year compared to last year.

    Yearbooks. Net sales decreased $0.9 million to $9.6 million for the three months ended November 24, 2007 from $10.6 million for the three months ended November 25, 2006. The decrease in net sales was primarily the result of a decline in average contract value due to the mix of contracts as certain high value contracts were shipped in the fourth quarter of fiscal 2007 rather than in the first quarter of fiscal 2008.

     Graduation Products. Net sales increased $0.7 million to $3.5 million for the three months ended November 24, 2007 from $2.8 million for the three months ended November 25, 2006. The increase in net sales was the result of price increase and timing of shipments between first and second quarters.

     Other. Net sales increased $0.8 million to $6.2 million for the three months ended November 24, 2007 from $5.4 million for the three months ended November 25, 2006. The increase in net sales was primarily related to the acquisition of Powers in April 2007 and was partially offset by a decline of professional championship rings.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 51.3% for the three months ended November 24, 2007, a 3.9 percentage point increase from 47.4% for the three months ended November 25, 2006. Overall, gross profit increased $2.0 million. The increase in gross profit was a result of the increase in net sales in graduation products, the Powers acquisition, and an increase in yearbooks gross profit due to the timing between first and second quarters offset by lower sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 6.2%, to $29.3 million for the three months ended November 24, 2007 from $27.6 million for the three months ended November 25, 2006. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

     Selling and marketing expenses increased $0.6 million to $19.0 million or 36.6% of net sales, for the three months ended November 24, 2007 from $18.4 million or 35.4% of net sales, for the three months ended November 25, 2006 due to increased marketing expenditures partially offset by lower commissions.

     General and administrative expenses for the three months ended November 24, 2007 were $10.3 million, or 19.9% of net sales, as compared to $9.2 million, or 17.7% of net sales, for the three months ended November 25, 2006. The increase in general and administrative expenses was primarily the result of the acquisition of Powers in April 2007, increased employee headcount and increases in other administrative expenses.

Operating Loss. As a result of the foregoing, operating loss was $2.7 million, or 5.2% of net sales, for the three months ended November 24, 2007 as compared with operating loss of $3.0 million, or 5.7% of net sales, for the three months ended November 25, 2006. The class rings segment reported operating income of $2.8 million for the three months ended November 24, 2007 as compared with operating income of $3.8 million for the three months ended November 25, 2006. The yearbooks segment reported operating loss of $3.3 million for the three months ended November 24, 2007 as compared with operating loss of $3.9 million for the three months ended November 25, 2006. The graduation products segment reported operating loss of $1.7 million for the three months ended November 24, 2007 as compared with operating loss of $2.3 million for the three months ended November 25, 2006. The other segment reported an operating loss of $0.4 million for the three months ended November 24, 2007 as compared with operating loss of $0.5 million for the three months ended November 25, 2006.

Interest Expense, Net. For Parent Holdings, net interest expense was $15.6 million for the three months ended November 24, 2007 and $14.6 million for the three months ended November 25, 2006. The average debt outstanding of Parent Holdings for the three months ended November 24, 2007 and the three months ended November 25, 2006 was $556 million and $546 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the three months ended November 24, 2007 and the three months ended November 25, 2006 was 10.7% and 9.9%, respectively.

     For Intermediate Holdings, net interest expense was $8.2 million for the three months ended November 24, 2007 and $8.7 million for the three months ended November 25, 2006. The average debt outstanding of Intermediate Holdings for the three months ended November 24, 2007 and the three months ended November 25, 2006 was $369 million and $382 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended November 24, 2007 and the three months ended November 25, 2006 was 8.7%.

     For AAC, net interest expense was $5.1 million for the three months ended November 24, 2007 and $5.9 million for the three months ended November 25, 2006. The average debt outstanding of AAC for the three months ended November 24, 2007 and the three months ended November 25, 2006 was $250 million and $273 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended November 24, 2007 and the three months ended November 25, 2006 was 8.0%.

Benefit for Income Taxes. For the three months ended November 24, 2007, and November 25, 2006, Parent Holdings recorded an income tax benefit of $4.6 million and $6.4 million, respectively, which represents an effective tax rate of 25% and 36%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

     For the three months ended November 24, 2007 and November 25, 2006, Intermediate Holdings recorded an income tax benefit of $4.6 million and $4.8 million, respectively, which represents an effective tax rate of 42% and 41%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

     For the three months ended November 24, 2007 and November 25, 2006, AAC recorded an income tax benefit of $3.1 million and $3.5 million, respectively, which represents an effective tax rate of 39%, respectively. AAC’s effective rates for the three months ended November 24, 2007 and November 25, 2006 represent an estimate of the annual federal and state income tax rate.

Loss from Discontinued Operations.  As described in “Significant Developments”, the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations during the three months ended November 24, 2007 includes charges of $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and charges of approximately $0.7 million related to contract termination and employee severance costs.

Liquidity and Capital Resources

     Operating Activities. Operating activities provided $15.4 million of cash for the three months ended November 24, 2007 compared to cash provided of $6.4 million for the three months ended November 25, 2006. The $9.0 million increase in cash provided by operating activities was mainly attributable to lower working capital requirements and lower cash usage as a result of the achievement publications segment shutdown.

     Investing Activities.  Capital expenditures for the three months ended November 24, 2007 were $3.1 million compared to capital expenditures of $2.3 million for the three months ended November 25, 2006. Our projected capital expenditures for the entire fiscal year 2008 are expected to be approximately $16.0 million.

     Financing Activities.   During the three months ended November 24, 2007, cash was used to pay down $0.2 million of the term loan, which were mandatory quarterly payments.  In addition, net revolver borrowings were $1.2 million.

      During the three months ended November 25, 2006, cash was used to pay down $0.3 million of the term loan, all of which was a mandatory quarterly payment.  In addition, net revolver payments made were $3.2 million.

      Capital Resources.

     We have a significant amount of indebtedness. On November 24, 2007, Parent Holdings had total indebtedness of $556.4 million (of which $182.2 million was senior PIK notes, $120.8 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $95.8 million was indebtedness under the existing senior secured credit facility, $7.5 million was our mandatory redeemable series A preferred stock and the remaining balance consisted of capital lease obligations. We also have up to $40.0 million in available revolving loan borrowings under our senior secured credit facility. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

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

Off Balance-Sheet Obligations

     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million or (iii) a borrowing base, calculated based on a percentage of the gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of November 24, 2007 and August 25, 2007, we held no consigned gold.

     The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.

     Letters of Credit.  As of November 24, 2007 and August 25, 2007, we had commitments for $1.8 million and $2.3 million on letters of credit outstanding, respectively.

Seasonality

     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

     As a result of the foregoing, we have historically experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning with its fiscal year 2008. As a result of the adoption of FIN 48 and as of November 24,2007, no material adjustments to the Company’s financial position and results of operations were required.

     In September 2006, the FASB issued Statement on Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for us beginning with our fiscal year 2009. We have not yet evaluated the impact this standard will have on our financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  We adopted the recognition and disclosure provisions of SFAS 158 in our fiscal year 2007. The measurement date provisions of SFAS 158 will be effective for us beginning with our fiscal year 2009. We have not yet evaluated the impact that the measurement date provisions of this standard will have on our financial position and results of operations.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for us beginning with our fiscal year 2009.  We have not yet evaluated the impact of SFAS 159 on our financial position and results of operations.

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

     Semi-Precious Stones. We purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million annual change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2007.

     Gold. We purchase a majority of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $2.9 million annual change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2007.

ITEM 4. CONTROLS AND PROCEDURES

     As of the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

     You should consider the risks described in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 7, 2007 as you review this quarterly report.

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
Date: January 24, 2008

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)