Form 10-Q
period 2008-02-23
American Achievement Group Holding Corp.; AMERICAN ACHIEVEMENT CORP; AAC Group Holding Corp.
filed 2008-04-08
CIK 1373768, 1168468, 1311835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 23, 2008

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding of American Achievement Group Holding Corp. as of March 31, 2008: 505,460 shares of common stock.

Number of shares outstanding of AAC Group Holding Corp. as of March 31, 2008: 100 shares of common stock.
Number of shares outstanding of American Achievement Corporation as of March 31, 2008: 100 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by three registrants: American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp., and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to American Achievement Group Holding Corp. and AAC Group Holding Corp. together with American Achievement Corporation.

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2008
INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Unaudited Condensed Consolidated Balance Sheets — As of February 23, 2008 and August 25, 2007	3
Unaudited Condensed Consolidated Statements of Operations — For the Three and Six Months Ended February 23, 2008 and February 24, 2007	6
Unaudited Condensed Consolidated Statement of Cash Flows — For the Six Months Ended February 23, 2008 and February 24, 2007	9
Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 6. Exhibits	31
SIGNATURES	32
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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Parent Holdings
	February 23, 2008	August 25, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$17,330	$1,454
Accounts receivable, net of allowance for doubtful accounts of $2,461 and $1,875, respectively	36,130	43,039
Inventories	39,428	31,158
Deferred tax assets	10,867	3,731
Prepaid expenses and other current assets, net	19,574	18,317
Total current assets	123,329	97,699

Property, plant and equipment, net	72,988	70,653
Goodwill	171,073	173,277
Other intangible assets, net	102,739	107,855
Other assets, net	20,772	26,582
Total assets	$490,901	$476,066
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Book overdraft	$1,356	$5,082
Accounts payable	13,819	10,590
Customer deposits	55,346	11,771
Accrued expenses	19,156	20,361
Deferred revenue	3,389	4,460
Accrued interest	5,322	5,550
Current portion of long-term debt	841	900
Total current liabilities	99,229	58,714

Long-term debt, net of current portion	542,726	537,680
Mandatory redeemable preferred stock	7,500	7,500
Deferred tax liabilities	5,933	9,736
Other long-term liabilities	8,141	6,619
Total liabilities	663,529	620,249

Commitments and contingencies

Stockholders’ deficit:
Common stock	5	5
Additional paid-in capital	(123,880)	(124,045)
Accumulated deficit	(51,756)	(23,297)
Accumulated other comprehensive income	3,003	3,154
Total stockholders’ deficit	(172,628)	(144,183)

Total liabilities and stockholders’ deficit	$490,901	$476,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Intermediate Holdings
	February 23, 2008	August 25, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$17,037	$1,168
Accounts receivable, net of allowance for doubtful accounts of $2,461 and $1,875, respectively	36,130	43,039
Inventories	39,428	31,158
Deferred tax assets	10,867	3,731
Prepaid expenses and other current assets, net	19,574	18,317
Total current assets	123,036	97,413

Property, plant and equipment, net	72,988	70,653
Goodwill	171,073	173,277
Other intangible assets, net	102,739	107,855
Other assets, net	13,878	18,931
Total assets	$483,714	$468,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$1,356	$5,082
Accounts payable	13,819	10,590
Customer deposits	55,346	11,771
Accrued expenses	19,211	20,299
Deferred revenue	3,389	4,460
Accrued interest	5,322	5,550
Current portion of long-term debt	841	900
Total current liabilities	99,284	58,652

Long-term debt, net of current portion	353,935	361,836
Deferred tax liabilities	16,483	19,731
Other long-term liabilities	3,148	3,034
Total liabilities	472,850	443,253

Commitments and contingencies

Stockholders’ equity:
Common stock	-	-
Additional paid-in capital	24,309	24,144
Accumulated deficit	(16,448)	(2,422)
Accumulated other comprehensive income	3,003	3,154
Total stockholders’ equity	10,864	24,876

Total liabilities and stockholders’ equity	$483,714	$468,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	AAC
	February 23, 2008	August 25, 2007
	(in thousands)
ASSETS
Cash and cash equivalents	$16,477	$620
Accounts receivable, net of allowance for doubtful accounts of $2,461 and $1,875, respectively	36,130	43,039
Inventories	39,428	31,158
Deferred tax assets	10,867	3,731
Prepaid expenses and other current assets, net	19,574	18,317
Total current assets	122,476	96,865

Property, plant and equipment, net	72,988	70,653
Goodwill	171,073	173,277
Other intangible assets, net	102,739	107,855
Other assets, net	11,838	16,669
Total assets	$481,114	$465,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdraft	$1,356	$5,082
Accounts payable	13,819	10,590
Customer deposits	55,346	11,771
Accrued expenses	19,230	20,284
Deferred revenue	3,389	4,460
Accrued interest	5,322	5,550
Current portion of long-term debt	841	900
Total current liabilities	99,303	58,637

Long-term debt, net of current portion	230,051	243,982
Deferred tax liabilities	30,549	30,639
Other long-term liabilities	3,120	3,006
Total liabilities	363,023	336,264

Commitments and contingencies

Stockholders’ equity:
Common stock	-	-
Additional paid-in capital	109,211	109,046
Accumulated earnings	5,877	16,855
Accumulated other comprehensive income	3,003	3,154
Total stockholders’ equity	118,091	129,055

Total liabilities and stockholders’ equity	$481,114	$465,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Parent Holdings
	For the three months ended		For the six months ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
	(in thousands)
Net sales	$60,628	$57,097	$112,568	$109,145
Cost of sales	26,865	21,258	52,182	48,651
Gross profit	33,763	35,839	60,386	60,494
Selling, general and administrative expenses	31,744	30,574	61,090	58,214
Operating income (loss)	2,019	5,265	(704)	2,280
Interest expense, net	15,995	14,350	31,626	28,974
Loss before income taxes	(13,976)	(9,085)	(32,330)	(26,694)
Benefit for income taxes	(3,657)	(3,068)	(8,212)	(9,448)
Loss from continuing operations	(10,319)	(6,017)	(24,118)	(17,246)
Discontinued operations:
Loss from discontinued segment	(38)	(986)	(7,128)	(1,694)
Benefit for income taxes	(15)	(383)	(2,787)	(662)
Loss from discontinued operations	(23)	(603)	(4,341)	(1,032)
Net loss	$(10,342)	$(6,620)	$(28,459)	$(18,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended		For the six months ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
	(in thousands)
Net sales	$60,628	$57,097	$112,568	$109,145
Cost of sales	26,865	21,258	52,182	48,651
Gross profit	33,763	35,839	60,386	60,494
Selling, general and administrative expenses	31,744	30,574	61,090	58,214
Operating income (loss)	2,019	5,265	(704)	2,280
Interest expense, net	8,350	8,298	16,521	17,015
Loss before income taxes	(6,331)	(3,033)	(17,225)	(14,735)
Benefit for income taxes	(2,948)	(1,293)	(7,540)	(6,112)
Loss from continuing operations	(3,383)	(1,740)	(9,685)	(8,623)
Discontinued operations:
Loss from discontinued segment	(38)	(986)	(7,128)	(1,694)
Benefit for income taxes	(15)	(383)	(2,787)	(662)
Loss from discontinued operations	(23)	(603)	(4,341)	(1,032)
Net loss	$(3,406)	$(2,343)	$(14,026)	$(9,655)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
	AAC
	For the three months ended		For the six months ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
	(in thousands)
Net sales	$60,628	$57,097	$112,568	$109,145
Cost of sales	26,865	21,258	52,182	48,651
Gross profit	33,763	35,839	60,386	60,494
Selling, general and administrative expenses	31,744	30,574	61,090	58,214
Operating income (loss)	2,019	5,265	(704)	2,280
Interest expense, net	5,176	5,409	10,281	11,330
Loss before income taxes	(3,157)	(144)	(10,985)	(9,050)
Benefit for income taxes	(1,258)	(64)	(4,348)	(3,573)
Loss from continuing operations	(1,899)	(80)	(6,637)	(5,477)
Discontinued operations:
Loss from discontinued segment	(38)	(986)	(7,128)	(1,694)
Benefit for income taxes	(15)	(383)	(2,787)	(662)
Loss from discontinued operations	(23)	(603)	(4,341)	(1,032)
Net loss	$(1,922)	$(683)	$(10,978)	$(6,509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Parent Holdings
	For the six months ended
	February 23, 2008	February 24, 2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(28,459)	$(18,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gain on sales of property, plant and equipment	(12)	-
Depreciation and amortization	10,255	12,877
Deferred income taxes	(10,849)	(10,549)
Amortization of deferred financing fees	1,744	1,746
Accretion of interest on 10.25% senior discount notes	6,030	5,474
Accretion of Senior PIK notes	12,947	9,930
Allowance for doubtful accounts	586	(106)
Changes in assets and liabilities:
Accounts receivable	6,323	5,663
Inventories	(6,607)	(8,088)
Prepaid expenses and other current assets, net	(2,381)	(7,527)
Other assets, net	2,583	1,278
Customer deposits	43,575	46,130
Deferred revenue	(1,071)	521
Accounts payable, accrued expenses, and other long-term liabilities	(1,232)	(3,205)
Net cash provided by operating activities	38,974	35,866

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,443)	(5,703)
Proceeds from sales of property, plant and equipment	61	-
Net cash used in investing activities	(5,382)	(5,703)

Cash flows from financing activities:
Payments on revolving credit facility	(21,905)	(24,150)
Proceeds from revolving credit facility	14,100	14,850
Payments on term loan	(6,185)	(11,947)
Deferred financing fees	-	(179)
Change in book overdraft	(3,726)	(911)
Net cash used in financing activities	(17,716)	(22,337)

Net increase in cash and cash equivalents	15,876	7,826
Cash and cash equivalents, beginning of period	1,454	3,404

Cash and cash equivalents, end of period	$17,330	$11,230

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,030	$10,794
Cash paid for income taxes	887	178
Supplemental disclosure of non-cash investing activities:
Additions to property, plant and equipment included in accounts payable	$4,479	$248

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Intermediate Holdings
	For the six months ended
	February 23, 2008	February 24, 2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(14,026)	$(9,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gain on sales of property, plant and equipment	(12)	-
Depreciation and amortization	10,255	12,877
Deferred income taxes	(10,294)	(7,213)
Amortization of deferred financing fees	987	988
Accretion of interest on 10.25% senior discount notes	6,030	5,474
Allowance for doubtful accounts	586	(106)
Changes in assets and liabilities:
Accounts receivable	6,323	5,663
Inventories	(6,607)	(8,088)
Prepaid expenses and other current assets, net	(2,381)	(7,527)
Other assets, net	2,583	1,278
Customer deposits	43,575	46,130
Deferred revenue	(1,071)	521
Accounts payable, accrued expenses, and other long-term liabilities	(2,523)	(4,419)
Net cash provided by operating activities	38,967	35,923

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,443)	(5,703)
Proceeds from sales of property, plant and equipment	61	-
Net cash used in investing activities	(5,382)	(5,703)

Cash flows from financing activities:
Payments on revolving credit facility	(21,905)	(24,150)
Proceeds from revolving credit facility	14,100	14,850
Payments on term loan	(6,185)	(11,947)
Deferred financing fees	-	(16)
Change in book overdraft	(3,726)	(911)
Net cash used in financing activities	(17,716)	(22,174)

Net increase in cash and cash equivalents	15,869	8,046
Cash and cash equivalents, beginning of period	1,168	2,904

Cash and cash equivalents, end of period	$17,037	$10,950

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,030	$10,794
Cash paid for income taxes	887	178
Supplemental disclosure of non-cash investing activities:
Additions to property, plant and equipment included in accounts payable	$4,479	$248

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the six months ended
	February 23, 2008	February 24, 2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,978)	$(6,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-offs related to discontinued segment	5,542	-
Gain on sales of property, plant and equipment	(12)	-
Depreciation and amortization	10,255	12,877
Deferred income taxes	(7,136)	(4,674)
Amortization of deferred financing fees	765	765
Allowance for doubtful accounts	586	(106)
Changes in assets and liabilities:
Accounts receivable	6,323	5,663
Inventories	(6,607)	(8,088)
Prepaid expenses and other current assets, net	(2,381)	(7,527)
Other assets, net	2,583	1,278
Customer deposits	43,575	46,130
Deferred revenue	(1,071)	521
Accounts payable, accrued expenses, and other long-term liabilities	(2,489)	(4,419)
Net cash provided by operating activities	38,955	35,911

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,443)	(5,703)
Proceeds from sales of property, plant and equipment	61	-
Net cash used in investing activities	(5,382)	(5,703)

Cash flows from financing activities:
Payments on revolving credit facility	(21,905)	(24,150)
Proceeds from revolving credit facility	14,100	14,850
Payments on term loan	(6,185)	(11,947)
Deferred financing fees	-	(16)
Change in book overdraft	(3,726)	(911)
Net cash used in financing activities	(17,716)	(22,174)

Net increase in cash and cash equivalents	15,857	8,034
Cash and cash equivalents, beginning of period	620	2,381

Cash and cash equivalents, end of period	$16,477	$10,415

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,030	$10,794
Cash paid for income taxes	887	178
Supplemental disclosure of non-cash investing activities:
Additions to property, plant and equipment included in accounts payable	$4,479	$248

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

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended February 23, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 25, 2007 included in the Company’s Report on Form 10-K (File No. 333-84294, 333-121479 and 333-137067) filed on December 7, 2007.

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

2. Comprehensive Loss

     The following amounts were included in determining comprehensive loss for the three and six months ended February 23, 2008 and February 24, 2007.

	For the three months ended		For the six months ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
Parent Holdings
Net loss	$(10,342)	$(6,620)	$(28,459)	$(18,278)
Amortization of net gain and prior service cost - postretirement plans. (net of tax of $46 and $96 for the three and six months ended February 23,2008, respectively)	(78)	-	(151)	-
Total comprehensive loss	$(10,420)	$(6,620)	$(28,610)	$(18,278)

	For the three months ended		For the six months ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
Intermediate Holdings
Net loss	$(3,406)	$(2,343)	$(14,026)	$(9,655)
Amortization of net gain and prior service cost - postretirement plans. (net of tax of $46 and $96 for the three and six months ended February 23, 2008, respectively)	(78)	-	(151)	-
Total comprehensive loss	$(3,484)	$(2,343)	$(14,177)	$(9,655)

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

	For the three months ended		For the six months ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
AAC
Net loss	$(1,922)	$(683)	$(10,978)	$(6,509)
Amortixation of net gain and prior service cost - postretirement plans. (net of tax of $46 and $96 for the three and six months ended February 23, 2008, respectively)	(78)	-	(151)	-
Total comprehensive loss	$(2,000)	$(683)	$(11,129)	$(6,509)

3. Discontinued Operations

     On October 26, 2007, the Company announced a planned shutdown of the achievement publications segment. Operations of this segment have ceased and have been eliminated from the ongoing operations of the Company as a result of the shutdown.  Substantially all activities in connection with the shutdown have been completed, and the Company will not have any significant continuing involvement in this segment going forward.

     The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.  Prior to the shutdown, the achievement publications business was included as the Company’s achievement publications reporting segment.  Certain shared costs that were previously allocated to the achievement publications segment were reallocated to the remaining continuing segments. Net sales and loss from discontinued operations for the three and six months ended February 23, 2008 and February 24, 2007 are as follows:

	For the three months ended		For the six months ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
Discontinued operations:
Net sales	$-	$580	$1,758	$1,290

Operating loss	$(38)	$(986)	$(7,128)	$(1,694)
Benefit for income taxes	(15)	(383)	(2,787)	(662)
Loss from discontinued operations	$(23)	$(603)	$(4,341)	$(1,032)

     The Company recognized charges of $5.5 million during the three months ended November 24, 2007 and the six months ended February 23, 2008, primarily related to the write-off of the remaining carrying value of tangible and intangible assets upon shutdown of the achievement publications segment.  These charges are included in the loss from discontinued operations in the condensed consolidated statements of operations and in write-offs related to the discontinued segment in the condensed consolidated statements of cash flows.

Also included in loss from discontinued operations for the three months ended November 24, 2007 and the six months ended February 23, 2008 are $0.7 million, of costs incurred for contract termination and employee termination costs related to the shutdown.  The accruals related to these costs are summarized in the following table:
	Contract Termination Costs	Employee Termination Costs	Total
Balance, August 25, 2007	$-	$-	$-

Accrued costs	491	246	737
Payments made	(190)	(98)	(288)
Balance, November 24, 2007	301	148	449

Payments made	(301)	(45)	(346)
Balance, February 23, 2008	$-	$103	$103

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)
4. Inventories

	February 23, 2008	August 25, 2007
Raw materials	$13,287	$19,357
Work in process	16,816	4,853
Finished goods	9,679	7,941
Less — reserves	(354)	(993)
	$39,428	$31,158

The Company’s cost of sales includes depreciation of $1,639 and $1,513 for the three months ended February 23, 2008 and February 24, 2007, respectively. Cost of sales includes depreciation of $3,681 and $4,477 for the six months ended February 23, 2008 and February 24, 2007, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

	February 23, 2008	August 25, 2007
Class Rings	$67,092	$67,092
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Achievement Publications	-	2,193
Other	14,959	14,970
Total	$171,073	$173,277

Other Intangible Assets

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset

At February 23, 2008
Trademarks	Indefinite	$36,972	$-	$36,972
Patents	14 to 17 years	7,317	(1,738)	5,579
Customer lists and distribution contracts	3 to 12 years	97,740	(37,552)	60,188
Total		$142,029	$(39,290)	$102,739

At August 25, 2007
Trademarks	Indefinite	$37,433	$-	$37,433
Patents	14 to 17 years	7,317	(1,516)	5,801
Customer lists and distribution contracts	3 to 12 years	102,968	(38,347)	64,621
Total		$147,718	$(39,863)	$107,855

     Total amortization on other intangible assets was $2,692 and $5,254 for the three and six months ended February 23, 2008, respectively, and was $2,966 and $5,932 for the three and six months ended February 24, 2007, respectively, which is recorded as selling, general and administrative expenses. Estimated annual amortization expense is $10,849 for 2008, $10,249 for the years 2009 through 2011 and $9,816 for the year 2012.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)
6. Long-term Debt

	February 23, 2008	August 25, 2007
Parent Holdings
Senior PIK Notes due October 1, 2012 (including $38,791 and $25,844 PIK interest, respectively)	$188,791	$175,844
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $7,616 and $13,646, respectively)	123,884	117,854
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	7,805
Term loan due 2011	80,892	87,077
Total	543,567	538,580
Less current portion of long-term debt	(841)	(900)
Total long-term debt	$542,726	$537,680

	February 23, 2008	August 25, 2007
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $7,616 and $13,646, respectively)	$123,884	$117,854
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility
Revolving credit facility due 2010	-	7,805
Term loan due 2011	80,892	87,077
Total	354,776	362,736
Less current portion of long-term debt	(841)	(900)
Total long-term debt	$353,935	$361,836

	February 23, 2008	August 25, 2007
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility
Revolving credit facility due 2010	-	7,805
Term loan due 2011	80,892	87,077
Total	230,892	244,882
Less current portion of long-term debt	(841)	(900)
Total long-term debt	$230,051	$243,982

   During the six months ended February 23, 2008, the Company paid down $6.2 million of the term loan of the Amended Senior Credit Facility, of which approximately $0.7 were mandatory payments.

     Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of February 23, 2008 was approximately $38.2 million with $1.8 million in letters of credit outstanding.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

     The following table presents the amount of interest income included in interest expense, net, for the three and six months ended February 23, 2008 and February 24, 2007:

	For the three months ended		For the six months ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
Parent Holdings	$ 232	$ 163	$ 354	$ 278
Intermediate Holdings	229	160	348	269
AAC	224	155	336	257

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

Gold Consignment Agreement

     Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement.  Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the Company pays the supplier for quantities purchased.  Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes.  As of February 23, 2008, the Company consigned gold valued at $1.8 million, while at August 25, 2007, the Company held no gold on consignment.  The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

8. Income Taxes

 As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income.  To the extent we believe that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets.  Based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable, we have not recorded a valuation allowance as of February 23, 2008 or August 25, 2007.  In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance.  All tax years after 2003 are open to examination.

 In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning with its fiscal year 2008. As a result of the adoption of FIN 48 on August 26, 2007 and as of February 23, 2008, no material adjustments to the Company’s financial position and results of operations were required.

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

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

     The net periodic postretirement benefit cost includes the following components:

	For the three months ended		For the three months ended
	February 23, 2008		February 24, 2007
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$22	$-	$20	$-
Interest cost	228	27	225	27
Expected return on assets	(292)	-	(247)	-
Amortization of unrecognized net loss (gain)	(9)	(78)	-	(88)
Amortization of unrecognized net prior service costs	-	(37)	-	(37)
Net periodic postretirement benefit cost (income)	$(51)	$(88)	$(2)	$(98)

	For the six months ended		For the six months ended
	February 23, 2008		February 24, 2007
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Service costs, benefits attributed to service during the period	$44	$-	$40	$-
Interest cost	457	54	450	54
Expected return on assets	(584)	-	(494)	-
Amortization of unrecognized net loss (gain)	(18)	(155)	-	(176)
Amortization of unrecognized net prior service costs	-	(74)	-	(74)
Net periodic postretirement benefit cost (income)	$(101)	$(175)	$(4)	$(196)

     Amounts recognized in other comprehensive income consist of:

	For the three months ended February 23, 2008		For the three months ended February 24, 2007
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net gain	$(9)	$(78)	n/a	n/a
Prior service cost	-	(37)	n/a	n/a
	$(9)	$(115)

	For the six months ended February 23, 2008		For the six months ended February 24, 2007
	TPC Plan	CBI Plan	TPC Plan	CBI Plan
Net gain	$(18)	$(155)	n/a	n/a
Prior service cost	-	(74)	n/a	n/a
	$(18)	$(229)

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

10. Related-Party Transactions

     On March 25, 2004, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid by the Company under the management agreement totaled $949 and $1,699 for the three and six months ended February 23, 2008, respectively and $896 and $1,832 for the three and six months ended February 24, 2007, respectively.

     As of February 23, 2008 and August 25, 2007, the Company had prepaid management fees of approximately $219 and $250, respectively.

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

     As discussed in Note 3, the achievement publications business was shut down during the first quarter of fiscal year 2008.  This business historically was included as an additional reporting segment.  As all of the results of operations of the achievement publications business are included in discontinued operations, they are not presented in the tables below.  Assets of the achievement publications segment were $271 and $7,610 as of February 23, 2008 and August 25, 2007, respectively. Certain shared assets and costs that were previously allocated to the achievement publications segment were reallocated to the remaining continuing segments.

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended February 23, 2008
Net sales	$32,855	$2,335	$15,478	$9,960	$60,628
Segment operating income (loss)	3,779	(5,486)	3,793	(67)	$2,019

Three Months Ended February 24, 2007
Net sales	$31,002	$2,644	$15,278	$8,173	$57,097
Segment operating income (loss)	4,719	(3,989)	3,316	1,219	$5,265

Six Months Ended February 23, 2008
Net sales	$65,516	$11,955	$18,942	$16,155	$112,568
Segment operating income (loss)	6,539	(8,793)	2,053	(503)	$(704)

Six Months Ended February 24, 2007
Net sales	$64,369	$13,205	$18,037	$13,534	$109,145
Segment operating income (loss)	8,493	(7,870)	983	674	$2,280

	Parent Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of February 23, 2008
Segment assets	$210,044	$171,955	$66,948	$41,683	$490,630

As of August 25, 2007
Segment assets	$203,637	$168,292	$57,796	$38,731	$468,456

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of February 23, 2008
Segment assets	$206,916	$169,377	$66,064	$41,086	$483,443

As of August 25, 2007
Segment assets	$200,330	$165,287	$56,726	$38,176	$460,519

	AAC
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of February 23, 2008
Segment assets	$205,785	$168,444	$65,744	$40,870	$480,843

As of August 25, 2007
Segment assets	$199,160	$164,223	$56,347	$37,979	$457,709

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

     As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  Substantially all shutdown activities were complete as of February 23, 2008.

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

     Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase a majority of our gold from a single supplier, through our existing gold consignment agreement. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. The prices for these stone purchases are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case.

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

After carefully considering the risks of continuing to operate this business and the investment required to do so, management determined in August 2007 that the risks of continuing to operate this business outweighed the probable benefits. Additionally, management and the Board of Directors wanted to focus our efforts around the core businesses that offered the most opportunity for continued growth and earnings. Accordingly, on October 26, 2007, management proposed and the Board of Directors approved the shut down of our achievement publications business.

As a consequence of the decision in October 2007 to shutdown the achievement publications business, in the first quarter of fiscal 2008, we recorded charges of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and incurred approximately $0.7 million related to contract termination and employee severance costs. These charges are included in loss from discontinued operations for the six months ended February 23, 2008 in the accompanying condensed consolidated statements of operations.

     The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated income statements for all periods presented.

Results of Operations

Three Months Ended February 23, 2008 Compared to Three Months Ended February 24, 2007

The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Parent Holdings
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 23, 2008	Sales	February 24, 2007	Sales
Net sales	$60,628	100.0%	$57,097	100.0%
Cost of sales	26,865	44.3%	21,258	37.2%
Gross profit	33,763	55.7%	35,839	62.8%
Selling, general and administrative expenses	31,744	52.4%	30,574	53.6%
Operating income	2,019	3.3%	5,265	9.2%
Interest expense, net	15,995	26.3%	14,350	25.1%
Loss before income taxes	(13,976)	(23.0)%	(9,085)	(15.9)%
Benefit for income taxes	(3,657)	(6.0)%	(3,068)	(5.4)%
Loss from continuing operations	(10,319)	(17.0)%	(6,017)	(10.5)%
Discontinued operations:
Loss from discontinued segment	(38)	(0.1)%	(986)	(1.7)%
Benefit for income taxes	(15)	(0.0)%	(383)	(0.6)%
Loss from discontinued operations	(23)	(0.1)%	(603)	(1.1)%
Net loss	$(10,342)	(17.1)%	$(6,620)	(11.6)%

	Intermediate Holdings
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 23, 2008	Sales	February 24, 2007	Sales
Net sales	$60,628	100.0%	$57,097	100.0%
Cost of sales	26,865	44.3%	21,258	37.2%
Gross profit	33,763	55.7%	35,839	62.8%
Selling, general and administrative expenses	31,744	52.4%	30,574	53.6%
Operating income	2,019	3.3%	5,265	9.2%
Interest expense, net	8,350	13.7%	8,298	14.5%
Loss before income taxes	(6,331)	(10.4)%	(3,033)	(5.3)%
Benefit for income taxes	(2,948)	(4.9)%	(1,293)	(2.3)%
Loss from continuing operations	(3,383)	(5.5)%	(1,740)	(3.0)%
Discontinued operations:
Loss from discontinued segment	(38)	(0.1)%	(986)	(1.7)%
Benefit for income taxes	(15)	(0.0)%	(383)	(0.6)%
Loss from discontinued operations	(23)	(0.1)%	(603)	(1.1)%
Net loss	$(3,406)	(5.6)%	$(2,343)	(4.1)%

	AAC
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 23, 2008	Sales	February 24, 2007	Sales
Net sales	$60,628	100.0%	$57,097	100.0%
Cost of sales	26,865	44.3%	21,258	37.2%
Gross profit	33,763	55.7%	35,839	62.8%
Selling, general and administrative expenses	31,744	52.4%	30,574	53.5%
Operating income	2,019	3.3%	5,265	9.2%
Interest expense, net	5,176	8.5%	5,409	9.5%
Loss before income taxes	(3,157)	(5.2)%	(144)	(0.3)%
Benefit for income taxes	(1,258)	(2.1)%	(64)	(0.2)%
Loss from continuing operations	(1,899)	(3.1)%	(80)	(0.1)%
Discontinued operations:
Loss from discontinued segment	(38)	(0.1)%	(986)	(1.7)%
Benefit for income taxes	(15)	(0.0)%	(383)	(0.6)%
Loss from discontinued operations	(23)	(0.1)%	(603)	(1.1)%
Net loss	$(1,922)	(3.2)%	$(683)	(1.2)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $3.5 million, or 6.2%, to $60.6 million for the three months ended February 23, 2008 from $57.1 million for the three months ended February 24, 2007. The following details the changes in net sales during such periods by business segment.

     Class Rings. Net sales increased $1.9 million to $32.9 million for the three months ended February 23, 2008 from $31.0 million for the three months ended February 24, 2007. The increase in net sales was primarily due to timing of deliveries related to on-campus class rings between the first and second quarters of 2008 and higher on-campus average sales price, partially offset by lower retail class ring sales due to softness in the retail market.

    Yearbooks. Net sales decreased $0.3 million to $2.3 million for the three months ended February 23, 2008 from $2.6 million for the three months ended February 24, 2007. The decrease in net sales was primarily the result of a decline in contracts partially offset by a higher average contract value.

     Graduation Products. Net sales increased $0.2 million to $15.5 million for the three months ended February 23, 2008 from $15.3 million for the three months ended February 24, 2007.

     Other. Net sales increased $1.8 million to $10.0 million for the three months ended February 23, 2008 from $8.2 million for the three months ended February 24, 2007. The increase in net sales was primarily related to the acquisition of Powers in April 2007 and an increase in the sale of commercial and fine books, partially offset by a decrease in sales of recognition and affinity rings partially due to timing of licensing revenue between the first two quarters of 2007.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.7% for the three months ended February 23, 2008, a 7.1  percentage point decrease from 62.8% for the three months ended February 24, 2007. Overall, gross profit decreased $2.1 million. The decrease in gross profit was a result of the decline in retail class rings and recognition and affinity ring sales, a decline in yearbook gross profit due to timing between the first two quarters of 2008, unfavorable exchange impact on Euro denominated stone purchases and higher consulting expenses related to productivity projects, partially offset by the Powers acquisition and increased on-campus class ring sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million, or 3.8%, to $31.7 million for the three months ended February 23, 2008 from $30.6 million for the three months ended February 24, 2007. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

     Selling and marketing expenses increased $0.3 million to $21.5 million or 35.6% of net sales for the three months ended February 23, 2008 from $21.2 million or 37.1% of net sales for the three months ended February 24, 2007 due to higher market research and e-business expenses, partially offset by lower spending in other areas.

     General and administrative expenses for the three months ended February 23, 2008 were $10.2 million, or 16.8% of net sales as compared to $9.4 million, or 16.4% of net sales for the three months ended February 24, 2007. The increase in general and administrative expenses was primarily the result of the acquisition of Powers in April 2007, increased employee headcount and increases in other administrative expenses.

Operating Income. As a result of the foregoing, operating income was $2.0 million, or 3.3% of net sales, for the three months ended February 23, 2008 as compared with operating income of $5.3 million, or 9.2% of net sales, for the three months ended February 24, 2007. The class rings segment reported operating income of $3.8 million for the three months ended February 23, 2008 as compared with operating income of $4.7 million for the three months ended February 24, 2007. The yearbooks segment reported operating loss of $5.5 million for the three months ended February 23, 2008 as compared with operating loss of $4.0 million for the three months ended February 24, 2007. The graduation products segment reported operating income of $3.8 million for the three months ended February 23, 2008 as compared with operating income of $3.3 million for the three months ended February 24, 2007. The other segment reported an operating loss of $0.1 million for the three months ended February 23, 2008 as compared with operating income of $1.2 million for the three months ended February 24, 2007.

Interest Expense, Net. For Parent Holdings, net interest expense was $16.0 million for the three months ended February 23, 2008 and $14.4 million for the three months ended February 24, 2007. The average debt outstanding of Parent Holdings for the three months ended February 23, 2008 and the three months ended February 24, 2007 was $555 million and $535 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the three months ended February 23, 2008 and the three months ended February 24, 2007 was 10.6% and 9.9%, respectively.

     For Intermediate Holdings, net interest expense was $8.4 million for the three months ended February 23, 2008 and $8.3 million for the three months ended February 24, 2007. The average debt outstanding of Intermediate Holdings for the three months ended February 23, 2008 and the three months ended February 24, 2007 was $362 million and $366 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended February 23, 2008 and the three months ended February 24, 2007 was 8.4% and 8.5%, respectively.

     For AAC, net interest expense was $5.2 million for the three months ended February 23, 2008 and $5.4 million for the three months ended February 24, 2007. The average debt outstanding of AAC for the three months ended February 23, 2008 and the three months ended February 24, 2007 was $239 million and $255 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended February 23, 2008 and the three months ended February 24, 2007 was 7.5% and 7.8%, respectively.

Benefit for Income Taxes. For the three months ended February 23, 2008 and the three months ended February 24, 2007, Parent Holdings recorded an income tax benefit of $3.7 million and $3.1 million, respectively, which represents an effective tax rate of 26% and 34%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

     For the three months ended February 23, 2008 and the three months ended February 24, 2007, Intermediate Holdings recorded an income tax benefit of $2.9 million and $1.3 million, respectively, which represents an effective tax rate of 47% and 43%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

     For the three months ended February 23, 2008 and the three months ended February 24, 2007, AAC recorded an income tax benefit of $1.3 million and $0.1 million, respectively, which represents an effective tax rate of 40% and 44%, respectively.

Loss from Discontinued Operations.  As described in “Significant Developments,” the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the three months ended February 23, 2008 and February 24, 2007 was $0.04 million and $1.0 million.

Six Months Ended February 23, 2008 Compared to Six Months Ended February 24, 2007

The following tables set forth selected information for Parent Holdings, Intermediate Holdings, and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Parent Holdings
	For the Six	% of	For the Six	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 23, 2008	Sales	February 24, 2007	Sales
Net sales	$112,568	100.0%	$109,145	100.0%
Cost of sales	52,182	46.4%	48,651	44.6%
Gross profit	60,386	53.6%	60,494	55.4%
Selling, general and administrative expenses	61,090	54.2%	58,214	53.3%
Operating income (loss)	(704)	(0.6)%	2,280	2.1%
Interest expense, net	31,626	28.1%	28,974	(26.6)%
Loss before income taxes	(32,330)	(28.7)%	(26,694)	(24.5)%
Benefit for income taxes	(8,212)	(7.3)%	(9,448)	(8.7)%
Loss from continuing operations	(24,118)	(21.4)%	(17,246)	(15.8)%
Discontinued operations:
Loss from discontinued segment	(7,128)	(6.3)%	(1,694)	(1.6)%
Benefit for income taxes	(2,787)	(2.4)%	(662)	(0.6)%
Loss from discontinued operations	(4,341)	(3.9)%	(1,032)	(1.0)%
Net loss	$(28,459)	(25.3)%	$(18,278)	(16.8)%

	Intermediate Holdings
	For the Six	% of	For the Six	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 23, 2008	Sales	February 24, 2007	Sales
Net sales	$112,568	100.0%	$109,145	100.0%
Cost of sales	52,182	46.4%	48,651	44.6%
Gross profit	60,386	53.6%	60,494	55.4%
Selling, general and administrative expenses	61,090	54.2%	58,214	53.3%
Operating income (loss)	(704)	(0.6)%	2,280	2.1%
Interest expense, net	16,521	14.7%	17,015	15.6%
Loss before income taxes	(17,225)	(15.3)%	(14,735)	(13.5)%
Benefit for income taxes	(7,540)	(6.7)%	(6,112)	(5.6)%
Loss from continuing operations	(9,685)	(8.6)%	(8,623)	(7.9)%
Discontinued operations:
Loss from discontinued segment	(7,128)	(6.3)%	(1,694)	(1.6)%
Benefit for income taxes	(2,787)	(2.4)%	(662)	(0.6)%
Loss from discontinued operations	(4,341)	(3.9)%	(1,032)	(1.0)%
Net loss	$(14,026)	(12.5)%	$(9,655)	(8.9)%

	AAC
	For the Six	% of	For the Six	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	February 23, 2008	Sales	February 24, 2007	Sales
Net sales	$112,568	100.0%	$109,145	100.0%
Cost of sales	52,182	46.4%	48,651	44.6%
Gross profit	60,386	53.6%	60,494	55.4%
Selling, general and administrative expenses	61,090	54.2%	58,214	53.3%
Operating income (loss)	(704)	(0.6)%	2,280	2.1%
Interest expense, net	10,281	9.2%	11,330	10.4%
Loss before income taxes	(10,985)	(9.8)%	(9,050)	(8.3)%
Benefit for income taxes	(4,348)	(3.9)%	(3,573)	(3.3)%
Loss from continuing operations	(6,637)	(5.9)%	(5,477)	(5.0)%
Discontinued operations:
Loss from discontinued segment	(7,128)	(6.3)%	(1,694)	(1.6)%
Benefit for income taxes	(2,787)	(2.4)%	(662)	(0.6)%
Loss from discontinued operations	(4,341)	(3.9)%	(1,032)	(1.0)%
Net loss	$(10,978)	(9.8)%	$(6,509)	(6.0)%

  Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $3.5 million, or 3.1%, to $112.6 million for the six months ended February 23, 2008 from $109.1 million for the six months ended February 24, 2007. The following details the changes in net sales during such periods by business segment.

     Class Rings. Net sales increased $1.1 million to $65.5 million for the six months ended February 23, 2008 from $64.4 million for the six months ended February 24, 2007. The increase in net sales was primarily due to higher average sales price of on-campus class rings during the six months ended February 23, 2008 partially offset by lower retail unit sales as compared to the six months ended February 24, 2007 due to softness in the retail market.

    Yearbooks. Net sales decreased $1.2 million to $12.0 million for the six months ended February 23, 2008 from $13.2 million for the six months ended February 24, 2007. The decrease in net sales was primarily the result of a decline in contracts and unfavorable contract mix.

     Graduation Products. Net sales increased $0.9 million to $18.9 million for the six months ended February 23, 2008 from $18.0 million for the six months ended February 24, 2007. The increase in net sales was due to timing between the first and second half of 2007.

     Other. Net sales increased $2.7 million to $16.2 million for the six months ended February 23, 2008 from $13.5 million for the six months ended February 24, 2007. The increase in net sales was primarily related to the acquisition of Powers in April 2007 and an increase in the sale of commercial books partially offset by a decline in professional championship rings.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 53.6% for the six months ended February 23, 2008, a 1.8 percentage point decrease from 55.4% for the six months ended February 24, 2007.  Overall, gross profit decreased $0.1 million. The decrease in gross profit was a result of the decline in retail class rings and other recognition and affinity ring sales, a decline in yearbook gross margin due to lower sales, unfavorable exchange impact on Euro denominated stone purchases and higher consulting expenses related to productivity projects, partially offset by additional gross margin as a result of the Powers acquisition and increased sales of graduation products and on-campus class rings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.9 million, or 4.9%, to $61.1 million for the six months ended February 23, 2008 from $58.2 million for the six months ended February 24, 2007. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

     Selling and marketing expenses increased $1.0 million to $40.6 million or 36.1% of net sales for the six months ended February 23, 2008 from $39.6 million or 36.3% of net sales for the six months ended February 24, 2007 due to increased marketing research and development expenditures.

     General and administrative expenses for the six months ended February 23, 2008 were $20.5 million, or 18.2% of net sales as compared to $18.6 million, or 17.0% of net sales for the six months ended February 24, 2007. The increase in general and administrative expenses was primarily the result of the acquisition of Powers in April 2007, increased employee headcount and increases in other administrative expenses.

Operating Income. As a result of the foregoing, operating loss was $0.7 million, or 0.6% of net sales, for the six months ended February 23, 2008 as compared with operating income of $2.3 million, or 2.1% of net sales, for the six months ended February 24, 2007. The class rings segment reported operating income of $6.5 million for the six months ended February 23, 2008 as compared with operating income of $8.5 million for the six months ended February 24, 2007. The yearbooks segment reported operating loss of $8.8 million for the six months ended February 23, 2008 as compared with operating loss of $7.9 million for the six months ended February 24, 2007. The graduation products segment reported operating income of $2.1 million for the six months ended February 23, 2008 as compared with operating income of $1.0 million for the six months ended February 24, 2007. The other segment reported an operating loss of $0.5 million for the six months ended February 23, 2008 as compared with operating income of $0.7 million for the six months ended February 24, 2007.

Interest Expense, Net. For Parent Holdings, net interest expense was $31.6 million for the six months ended February 23, 2008 and $29.0 million for the six months ended February 24, 2007. The average debt outstanding of Parent Holdings for the six months ended February 23, 2008 and the six months ended February 24, 2007 was $555 million and $540 million, respectively. The weighted average interest rate on debt outstanding of Parent Holdings for the six months ended February 23, 2008 and the six months ended February 24, 2007 was 10.7% and 9.9%, respectively.

     For Intermediate Holdings, net interest expense was $16.5 million for the six months ended February 23, 2008 and $17.0 million for the six months ended February 24, 2007. The average debt outstanding of Intermediate Holdings for the six months ended February 23, 2008 and the six months ended February 24, 2007 was $365 million and $374 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the six months ended February 23, 2008 and the six months ended February 24, 2007 was 8.6%.

     For AAC, net interest expense was $10.3 million for the six months ended February 23, 2008 and $11.3 million for the six months ended February 24, 2007. The average debt outstanding of AAC for the six months ended February 23, 2008 and the six months ended February 24, 2007 was $244 million and $264 million, respectively. The weighted average interest rate on debt outstanding of AAC for the six months ended February 23, 2008 and the six months ended February 24, 2007 was 7.7% and 7.9%, respectively.

Benefit for Income Taxes. For the six months ended February 23, 2008 and the six months ended February 24, 2007, Parent Holdings recorded an income tax benefit of $8.2 million and $9.4 million, respectively, which represents an effective tax rate of 25% and 35%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

     For the six months ended February 23, 2008 and the six months ended February 24, 2007, Intermediate Holdings recorded an income tax benefit of $7.5 million and $6.1 million, respectively, which represents an effective tax rate of 44% and 41%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt.

     For the six months ended February 23, 2008 and the six months ended February 24, 2007, AAC recorded an income tax benefit of $4.3 million and $3.6 million, respectively, which represents an effective tax rate of 40% and 39%, respectively.

     The effective rates for the six months ended February 23, 2008 and the six months ended February 24, 2007 represent an estimate of the annual federal and state income tax rate.

Loss from Discontinued Operations.  As described in “Significant Developments,” the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the six months ended February 23, 2008 was $7.1 million and includes charges of $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and charges of approximately $0.7 million related to contract termination and employee severance costs.  Loss from discontinued operations before income taxes during the six months ended February 24, 2007 was $1.7 million.

Liquidity and Capital Resources

     Operating Activities. Operating activities provided $39.0 million of cash for the six months ended February 23, 2008 compared to cash provided of $35.9 million for the six months ended February 24, 2007. The $3.1 million increase in cash provided by operating activities was mainly attributable to lower working capital requirements and lower cash usage as a result of the achievement publications segment shutdown, partially offset by lower profitability.

     Investing Activities.  Capital expenditures for the six months ended February 23, 2008 were $5.4 million compared to capital expenditures of $5.7 million for the six months ended February 24, 2007. Our projected capital expenditures for the entire fiscal year 2008 are expected to be approximately $14.0 million.

     Financing Activities.  During the six months ended February 23, 2008, the Company paid down $6.2 million of the term loan of the Amended Senior Credit Facility, of which approximately $0.7 million were mandatory payments.  In addition, net revolver payments were $7.8 million.

  During the six months ended February 24, 2007, the Company paid down $11.9 million of the term loan of the Amended Senior Credit Facility, of which approximately $0.5 million were mandatory payments.  In addition, net revolver payments were $9.3 million.

      Capital Resources. We have a significant amount of indebtedness. On February 23, 2008, Parent Holdings had total indebtedness of $551.1 million, of which $188.8 million was senior PIK notes, $123.9 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $80.9 million was indebtedness under the existing senior secured credit facility and $7.5 million was our mandatory redeemable series A preferred stock. We also have up to $38.2 million in available revolving loan borrowings under our senior secured credit facility. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

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

Off Balance-Sheet Obligations

     Gold Consignment Agreement. Under an agreement with a supplier, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million or (iii) a borrowing base, calculated based on a percentage of the gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of February 23, 2008, we held consigned gold valued at $1.8 million, while at August 25, 2007, we held no gold on consignment.

     The agreement can be terminated by either party with 60 days prior written notice.

     Letters of Credit.  As of February 23, 2008 and August 25, 2007, we had commitments for $1.8 million and $2.3 million on letters of credit outstanding, respectively.

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

     Exchange Rate Risk. We purchase the majority of our semi-precious and synthetic stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million annual change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2007.

     Gold. We purchase a majority of our gold from a single supplier through our existing gold consignment agreement described above. We pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $2.9 million annual change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2007.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the quarter. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     Additionally, our Chief Executive Officer and Chief Financial Officer determined, as of the end of the period covered by this report, that during our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

     We currently are not a party to any pending legal proceedings other than ordinary routine litigation incidental to our business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on our results of operations, financial condition or cash flows.

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

Date: April 8, 2008

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)